Form 10-Q
period 2005-06-30
BABYUNIVERSE, INC.
filed 2005-09-09
CIK 1325118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-32577

BabyUniverse, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0797093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 NW 9th Avenue, Suite 104 Fort Lauderdale, Florida 33309
(Address of principal executive offices)

Registrant’s telephone number, including area code: (954) 771-5160

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of September 9, 2005, the registrant had 5,016,328 shares of common stock outstanding.

BabyUniverse, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

BabyUniverse, Inc.
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

	(Unaudited)
Assets
Cash	$436,534	$613,235
Accounts Receivable	140,466	117,861
Inventory	409,719	284,481
Prepaid Expenses	71,183	59,711
Public Offering Costs	486,493	37,257

Total Current Assets	1,544,395	1,112,545
Fixed Assets - Net	349,494	242,933
Deposits	22,324	17,726

Total Assets	$1,916,213	$1,373,204

Liabilities and Stockholders’ Equity
Accounts Payable	$1,977,143	$1,357,130
Accrued Expenses	76,873	36,601
Gift Certificate Liability	58,900	53,359
Capital Lease Payable - Current Portion	3,080	—
Advances Payable - Stockholders	27,096	79,124
Deferred Revenue	448,815	313,326

Total Current Liabilities	2,591,907	1,839,540
Deferred Rent	9,059	—
Capital Lease Payable - Long Term Portion	6,464	—

Total Liabilities	2,607,430	1,839,540

Stockholders’ Equity
Common Stock, $.001 par value, 10,000,000 shares authorized, 3,016,328 and 2,339,616 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively.	3,016	2,340
Additional Paid in Capital	2,264,518	1,937,862
Unearned Compensation	(132,939)	—
Accumulated Deficit	(2,825,812)	(2,406,538)

Total Stockholders’ Equity	(691,217)	(466,336)

Total Liabilities and Stockholders’ Equity	$1,916,213	$1,373,204

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Year to Date Ended June 30,

	2005	2004	2005	2004

Revenues
Sales	$5,203,051	$2,729,000	$9,736,676	$5,813,393
Shipping income	298,803	145,677	545,395	284,340

Gross sales	5,501,854	2,874,677	10,282,071	6,097,733
Less - discounts & returns	(217,712)	(107,660)	(466,458)	(225,682)

Net sales	5,284,142	2,767,017	9,815,613	5,872,051

Cost of goods sold
Purchases	3,261,671	1,732,878	6,107,429	3,597,428
Shipping costs	737,063	376,190	1,378,802	751,876

Total cost of goods sold	3,998,734	2,109,068	7,486,231	4,349,304

Gross profit	1,285,408	657,949	2,329,382	1,522,747

Operating expenses:
Advertising	704,600	295,190	1,263,932	632,953
Salaries and benefits	365,535	181,091	593,008	335,377
Commissions	213,745	83,712	327,222	184,457
Credit card fees	135,208	74,915	255,884	155,550
Contract services	30,184	16,155	57,787	38,755
Rent	29,319	20,369	55,847	28,667
Technology	19,856	12,148	38,718	26,037
Depreciation and amortization	16,612	9,654	32,181	17,606
General and administrative	93,865	37,155	126,848	56,437

Total operating expenses	1,608,924	730,389	2,751,427	1,475,839

Operating income (loss)	(323,516)	(72,440)	(422,045)	46,908
Other income (expense):
Interest income	1,666	49	3,074	52
Interest expense	(303)	—	(303)	—

Net income (loss)	$(322,153)	$(72,391)	$(419,274)	$46,960

Earnings per common share:
Basic	$(0.11)	$(0.03)	$(0.16)	$0.02
Diluted	$(0.11)	$(0.03)	$(0.16)	$0.02

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Year to Date Ended June 30,

	2005	2004

Operating activities:
Net income (loss)	$(419,274)	$46,960
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Depreciation and amortization	32,181	17,606
Stock based compensation	1,504	0
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(22,605)	(23,620)
(Increase) in inventory	(125,238)	(37,698)
(Increase) in prepaid expenses	(11,472)	(545)
(Increase) in public offering costs	(449,236)	0
(Increase) in deposits	(4,598)	(17,726)
Increase (decrease) in accounts payable	620,013	(16,302)
Increase in deferred revenue	135,489	89,871
Increase in accrued expenses	40,272	1,899
Increase in outstanding gift certificates	5,541	15,456
Increase in deferred rent	9,059	0
Increase in capital lease payable	9,544	0

Net cash provided by (used in) operating activities:	(178,820)	75,901

Investing activities:
Purchase of computers & equipment	(65,171)	(20,099)
Purchase of other depreciable assets	(73,571)	(39,542)

Net cash used in investing activities:	(138,742)	(59,641)

Financing activities:
Proceeds from exercise of options	191,568	0
Proceeds from exercise of warrants	1,321	120
Proceeds (repayment) of stockholder loans	(52,028)	0

Net cash provided by financing activities:	140,861	120

Net increase in Cash	(176,701)	16,380
Beginning Cash	613,235	222,966

Ending Cash	$436,534	$239,346

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Description	Shares	Amount	Paid in Capital	Unearned Compensation	Accumulated Deficit	Total

December 31, 2001	786,760	$787	$1,818,213	$0	$(2,070,774)	$(251,774)

Common stock issued to CEO in lieu of compensation	283,281	283	18,758	0		19,041
Net loss - 2002					(366,652)	(366,652)
Minority Interest					10,623	10,623

December 31, 2002	1,070,041	1,070	1,836,971	0	(2,426,803)	(588,762)

Conversion of promissory note	1,214,893	1,215	98,785	0		100,000
Net loss - 2003					(200,796)	(200,796)

December 31, 2003	2,284,934	2,285	1,935,756	0	(2,627,599)	(689,558)

Exercise of warrants	54,682	55	2,105	0		2,160
Net income - 2004					221,061	221,061

December 31, 2004	2,339,616	2,340	1,937,861	0	(2,406,538)	(466,337)

Exercise of stock options	234,396	234	30,518	0		30,752
Exercise of warrants	4,558	5	175	0		180
Net loss - March 31, 2005					(97,121)	(97,121)

March 31, 2005	2,578,570	2,579	1,968,554	0	(2,503,659)	(532,526)

Exercise of stock options	405,840	406	160,380	0		160,786
Exercise of warrants	31,918	31	1,140	0		1,171
Grant of restricted stock			134,443	(132,939)		1,504
Net loss - June 30, 2005					(322,153)	(322,153)

June 30, 2005	3,016,328	$3,016	$2,264,517	$(132,939)	$(2,825,812)	$(691,218)

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc.
Notes to Consolidated Financial Statements

Note 1.  Description of the Company and Summary of Significant Accounting Policies

The Company

          Baby Universe, Inc. (“the Company’’), formerly Everything But The Baby, Inc., was incorporated on October 15, 1997 under the laws of the State of Florida. On November 16, 2001 the Board of Directors changed the name of the corporation to BabyUniverse, Inc. The Company maintains its accounts on a calendar year basis.

          The Company is a leading online retailer of baby, toddler and maternity products. Customer purchases are drop shipped directly to customers from the Company’s suppliers, or shipped directly from the Company’s warehouse. The Company maintains an inventory of small items and car seats in its warehouse.

Reclassifications

          Certain account balances in the prior year have been reclassified to permit comparison with the current year.

Basis of Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in Amendment No. 3 of the Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on August 2, 2005. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Use of Estimates

          Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (““GAAP’’). The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. However, estimates inherently relate to matters that are uncertain at the time the estimates are made, and are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Stock-Based Compensation

          SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required to adopt the fair value method of accounting for employee stock based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma results as if the Company had applied SFAS No. 123.

          At June 30, 2005, the Company has a fixed stock option plan which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Quarter Ended June 30,		Year to Date Ended June 30,

	2005	2004	2005	2004

Net income (loss), as reported	$(322,153)	$(72,391)	$(419,274)	$46,960
Add: Stock-based compensation expense, as reported	1,504	0	1,504	0
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of tax	(3,081)	(372)	(12,323)	(786)

Pro forma net income (loss)	$(323,730)	$(72,763)	$(430,093)	$46,174

Income (loss) per share:
Basic – as reported	$(0.11)	$(0.03)	$(0.16)	$0.02
Basic – pro forma	$(0.11)	$(0.03)	$(0.16)	$0.02
Diluted – as reported	$(0.11)	$(0.03)	$(0.16)	$0.02
Diluted – pro forma	$(0.11)	$(0.03)	$(0.16)	$0.02

Note 2.  Advances Payable – Stockholders

          Beginning in 2002, Stuart Goffman, our President and Chief Operating Officer, and Sean Weiss, our Chief Information Officer, together provided approximately $1.5 million in short-term financing to us on a revolving basis to fund the acquisition of inventory. They were repaid principal and applicable interest only to the extent actually incurred by them in providing such financing. They were paid no compensation or fee for providing such financing. We believe that the transactions were on terms more favorable to us than could have been obtained from an unaffiliated third party. As of June 30, 2005, this short-term financing from Messrs. Goffman and Weiss amounted to approximately $108,000. These advances have been repaid to Messrs. Goffman and Weiss subsequent to June 30, 2005, and this method of financing was discontinued after the consummation of our initial public offering.

          On April 28, 2005, the Company advanced approximately $81,000 to Messrs. Goffman and Weiss for the purpose of incentivizing them to exercise stock options prior to the filing of the Company’s initial public offering registration statement with the Securities and Exchange Commission. Messrs. Goffman and Weiss agreed to exercise the options pursuant to the Company’s request, and the Company temporarily advanced funds to them to pay the exercise price and the tax withholding requirements. These advances from the Company were netted against the $108,000 advanced by Messrs. Goffman and Weiss as of June 30, 2005 described above, and the net amount of approximately $27,000 was included in the Consolidated Balance Sheet at June 30, 2005 as Advances Payable - Stockholders. These advances of $81,000 to Messrs. Goffman and Weiss were repaid by them subsequent to June 30, 2005.

Note 3.  Net Income (Loss) Per Share

          Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants.

          The following table sets forth the computation of basic and diluted net income (loss) per share:

	Quarter Ended		Year To Date Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income (loss)	$(322,153)	$(72,391)	$(419,274)	$46,960
Weighted average common shares outstanding	2,891,254	2,284,934	2,638,275	2,284,934
Basic net income (loss) per share	$(0.11)	$(0.03)	$(0.16)	$0.02

Dilutive effect of stock options and warrants	0	0	0	675,360
Common stock and common stock equivalents	2,891,254	2,284,934	2,638,275	2,960,294
Diluted net income (loss) per share	$(0.11)	$(0.03)	$(0.16)	$0.02

          The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income (loss) per share would have been antidilutive:

	Quarter Ended		Year To Date

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Dilutive effect of stock options and warrants	262,216	675,360	517,629	0

	262,216	675,360	517,629	0

Note 4.  Initial Public Offering

          On August 2, 2005, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 2,000,000 million shares of common stock at $9.50 per share. The Company’s common stock commenced trading on the American Stock Exchange under the symbol “BUN” on August 3, 2005. The offering closed on August 8, 2005, and the Company received net proceeds of approximately $16.5 million (after payments to underwriters of $1.9 million and estimated related expenses of approximately $600,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are a leading online retailer of brand name baby, toddler and maternity products in the United States. We offer over 33,500 products from over 450 manufacturers in an easy-to-use online shopping environment that includes baby, toddler and maternity accessories, apparel, bedding, furniture, toys and gifts. These products are available in a variety of styles, colors and sizes which account for over 100,000 stock keeping units (““SKUs’’). We currently derive most of our revenue from the sale of baby products. However, we intend to continue expanding our product offerings in the toddler and maternity markets. We were incorporated in Florida on October 15, 1997, as Everything But The Baby Inc. and initially operated the domain name www.everythingbutthebaby.com. In 1999, we began to market our products under the BabyUniverse brand at www.babyuniverse.com, and we changed our corporate name to Baby Universe, Inc. on November 16, 2001.

          Our business model enables us to eliminate much of the cost and risk associated with carrying a full inventory of the products we sell. We generally own and hold only a portion of the inventory needed to support our level of sales, for which we are subject to costs associated with carrying inventory and the risks of potential mark-downs. Although we are slowly moving toward adding into inventory those items with lower risk due to higher demand and turnover, the majority of the inventory we offer is owned by our suppliers and fulfillment agents. Since our inception, our business model has been to minimize these costs and risks by maximizing the number of products we sell that are owned by others. However, as we execute our acquisition strategy, we may acquire businesses that use a different inventory model.

          We review our operations based on both our financial results and various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are growth in sales, gross margin and operating income. As an online retailer, we do not incur many of the operating costs associated with physical retail stores. However, a significant amount of our operating expenses, as a percentage of revenue, is spent on online advertising and commissions instead of maintaining inventory and sales staff. The amount of our advertising and commission spending, more than any other factor, is primarily responsible for our sales growth. Due to the importance of our advertising and commission spending on our sales growth, we continuously monitor its effectiveness. Our financial results, including our sales, gross profit and operating income can and do vary significantly from quarter to quarter as a result of a number of factors, many of which are beyond our control. These factors include general economic conditions, the costs to acquire our inventory and fulfill orders, the mix of our product sales and our competitors’ pricing and marketing strategies. Our total cost to fulfill orders is especially sensitive to potential fuel cost increases that may result from a continuing destabilization of world energy markets.

          Among the key non-financial measures which management reviews are customer feedback, website traffic, sales conversion rates (i.e., the percentage of visitors to our website who make a purchase) and number of orders. We believe that maintaining high overall customer satisfaction and an enjoyable shopping experience are critical to our ongoing efforts to promote the BabyUniverse brand and to increase our sales and net income. We actively solicit customer feedback about our website functionality as well as the entire shopping experience through third-party business rating and price comparison websites such as Shopping.com and BizRate.com. To maintain a high level of performance by our customer care representatives, we also undertake an ongoing customer feedback process.

          Our current financial results are best understood within the context of our historical growth strategy, which, since 2002, has been to expand the brand awareness of the BabyUniverse name and to increase sales and gain market share as rapidly as possible within a highly fragmented market segment for the online sales of baby products. We executed this strategy primarily by focusing on paid search internet advertising and affiliate marketing programs. Our sales growth also benefited from improved sales conversion rates due to our use of web analytics technology, our efficient web site design, and our expansion of the product offerings available on our web site. Our business also benefited from the consistent growth of the e-commerce industry during the past several years. In 2004, we essentially achieved breakeven profitability by reporting a modest net profit of $221,061, or 1.5% of net sales of $14.3 million. In 2005, our continuing goal is to expand awareness of the BabyUniverse brand, increase sales and gain market share as rapidly as possible while generating either relatively small amounts of operating income or relatively small operating losses.

          We intend to complement our internal growth strategy in the future by pursuing selective acquisitions of internet retailers within the highly fragmented market segment for baby-related products, as well as internet retailers that market products predominantly to women, who as a group, account for a majority of online purchases according to recently published market studies.

          In order to position ourselves to execute this dual growth strategy, we expanded and strengthened our board of directors and our management team during 2004 and the first half of 2005. We also initiated technology improvements and platform enhancements to support our acquisition growth plans, and these initiatives will continue throughout 2005. In early August 2005, we completed an initial public offering of 2,000,000 shares of the Company’s common stock at $9.50 per share. We intend to use most of the net proceeds of approximately $16.5 million to fund the initial phase of our acquisition strategy.

          Our profit performance for the remainder of the year is likely to be impacted by the costs to further enhance our technological infrastructure and our acquisition platform to support our acquisition growth strategy. The historical financial information reflected in this Form 10-Q does not include certain expenses that we will incur now that we are a public company. For example, we will incur expenses relating to compliance with the provisions of the Sarbanes-Oxley Act of 2002, the reporting requirements of the SEC and the American Stock Exchange listing requirements.

          We have recently undertaken several profit improvement initiatives that will be continuing throughout 2005. These objectives relate especially to efforts to optimize our natural search (engine) results in order to lower our reliance on paid-search internet advertising, efforts to reduce the cost and improve the marketing efficiency of our affiliate marketing programs, and efforts to improve the efficiency and lower the expenses associated with our shipping activities. In addition, we are evaluating policy changes that would allow us to recoup a greater percentage of our shipping costs from customers, which reimbursements presently amount to approximately 40% of our total shipping costs.

          We believe that our continuing sales growth as evidenced by the 67% increase in net sales during the first half of 2005, combined with our strengthened operating and consolidation platform, has put us in a solid position to execute on our dual strategy of organic growth and growth through acquisition.

Results of Operations

          The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Quarter Ended		Year To Date Ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Gross sales	104.1	103.9	104.8	103.8
Less - Discounts and returns	(4.1)	(3.9)	(4.8)	(3.8)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.7	76.2	76.3	74.1

Gross profit	24.3	23.8	23.7	25.9

Operating expenses
Advertising	13.3	10.7	12.9	10.8
Salaries and benefits	6.9	6.5	6.0	5.7
Commissions	4.0	3.0	3.3	3.1
Credit card fees	2.6	2.7	2.6	2.6
Contract services	0.6	0.6	0.6	0.7
Rent	0.6	0.7	0.6	0.5
Technology	0.4	0.4	0.4	0.4
Depreciation and amortization	0.3	0.3	0.3	0.3
General and administrative	1.8	1.3	1.3	1.0

Total operating expenses	30.4	26.4	28.0	25.1

Operating income (loss)	(6.1)	(2.6)	(4.3)	0.8
Other income (expenses)	—	—	—	—

Net income (loss)	(6.1)%	(2.6)%	(4.3)%	0.8%

The following describes certain line items set forth in our consolidated statement of operations:

Gross sales.  Substantially all of our gross sales relate to baby, toddler and maternity products sold through our website, www.babyuniverse.com. Shipping charges billed to customers are also included in gross sales.

Discounts and returns.  Those products that are returned from customers are charged to discounts & returns, which is subtracted from gross sales to arrive at net sales.

Gross profit.  Our gross profit consists of gross sales less discounts, returns and cost of goods sold. Our cost of goods sold consists of the cost of products sold to customers, inbound and outbound shipping costs and insurance on shipments. Our gross margin consists of gross profit divided by net sales.

Operating expenses.  Our operating expenses consist primarily of advertising, payroll and related benefit costs for our employees, commissions on our affiliate program and credit card fees.

Other income (expenses).  Other income (expenses) generally includes interest income and interest expense, as well as the loss on investments in subsidiaries and joint ventures.

Comparison of Quarter Ended June 30, 2005 to Quarter Ended June 30, 2004

Gross sales. Gross sales increased 91.4% to $5.5 million for the quarter ended June 30, 2005 from $2.9 million for the quarter ended June 30, 2004. Increases in online advertising spending and affiliate commissions were the principal reasons for the substantial increase in gross sales. Both of these spending initiatives were intended to expand brand awareness and to drive sales growth for this and future quarters. The increase in gross sales was also attributable, to a lesser extent, to improvement in our sales conversion rate resulting from enhancements in our website functionality, expanded product offerings allowing customers greater selection, and certain free shipping promotions.

Discounts and returns. Discounts and returns increased to $217,712, or 4.1% of net sales, in the quarter ended June 30, 2005 from $107,660, or 3.9% of net sales, in last year’s comparable quarter. Sales discounts increased to 1.7% from 1.1% of net sales for the comparable quarter last year due to increased redemption of promotional discounts associated with a brand-building affiliate marketing program conducted from January through May, 2005. Sales returns declined to 2.4% of net sales in the quarter ended June 30, 2005 from 2.8% in last year’s comparable quarter.

Gross profit. Gross profit increased 95.4% to $1.3 million for the quarter ended June 30, 2005 from $657,949 for the quarter ended June 30, 2004. The increase in gross profit resulted from higher sales volumes driven by the online advertising and affiliate marketing initiatives noted above. Gross margin improved to 24.3% of net sales for the quarter ended June 30, 2005 compared to 23.8% for last year’s comparable quarter. Gross margin for this year’s second quarter was positively impacted by a .9 percentage point decrease in the cost of products sold to 61.7% of net sales compared to last year’s comparable quarter, partially offset by a .3 percentage point increase in shipping costs, including fuel surcharges, to 13.9% of net sales from last year’s comparable quarter.

Operating expenses. Operating expenses increased to $1.6 million for the quarter ended June 30, 2005 from $730,389 for the quarter ended June 30, 2004. The increase in operating expenses was due primarily to increases in advertising spending and affiliate commission expenses compared to the same quarter last year. These spending initiatives were consistent with the Company’s strategy to continue to build awareness of the BabyUniverse brand and gain market share as rapidly as possible in a highly fragmented market segment for the online sales of baby products. The increase in operating expenses was also due to increases in salaries and benefits, and general and administrative expenses compared to the same quarter last year. Increased spending for salaries and general and administrative expenses were consistent with the Company’s objective to expand its management and business infrastructure to support the rapid growth of its core business, as well as the implementation of its acquisition strategy.

Income taxes.  Our net operating loss carry forwards at June 30, 2005, were $2.8 million, which will expire in various years through 2024. A valuation allowance at June 30, 2005 fully offsets the deferred tax benefit of the net operating loss carry forwards.

Net loss. Net loss for the second quarter ended June 30, 2005 was $322,153, or 6.1% of net sales, compared to net loss of $72,391, or 2.6% of net sales for the comparable period last year.

Comparison of Year to Date Ended June 30, 2005 to Year to Date Ended June 30, 2004

Gross sales. Gross sales increased 68.6% to $10.3 million for the six months ended June 30, 2005 from $6.1 million for the six months ended June 30, 2004. The increase in gross sales was due primarily to several factors: increased web traffic resulting from higher levels of advertising to promote the BabyUniverse brand, an increase in our sales conversion rate resulting from improvements in our website functionality, expanded product offerings allowing customers greater selection and free shipping promotions.

Discounts and returns. Discounts and returns increased to $466,458, or 4.8% of net sales, in the six months ended June 30, 2005 from $225,682, or 3.8% of net sales, in last year’s comparable period. Sales discounts increased to 1.8% from 1.1% of net sales for the comparable period last year due to increased redemption of promotional discounts associated with an affiliate marketing program conducted from January through May, 2005.

Gross profit. Gross profit increased 53.0% to $2.3 million for the six months ended June 30, 2005 from $1.5 million for the comparable period last year. The increase in gross profit resulted from higher sales volumes. Gross margin was negatively impacted during the six months ended June 30, 2005 by discount programs designed to build brand awareness and repeat business from customers obtained through our affiliate program. Gross margin was also negatively affected during the six months ended June 30, 2005 by an increase in our shipping costs, including fuel surcharges, to 14% from 12.8% last year. As a result of these factors, gross margin declined to 23.7% for the six months ended June 30, 2005 compared to 25.9% for the six months ended June 30, 2004.

Operating expenses. Operating expenses increased 86.4% to $2.8 million for the six months ended June 30, 2005 from $1.5 million for the comparable period last year. As a percentage of net sales, operating expenses were 28.0% and 25.1% for the six months ended June 30, 2005 and 2004, respectively. The increase in operating expenses was due primarily to an increase in advertising expenses, which were incurred in an effort to continue to rapidly build awareness of the BabyUniverse brand and gain market share as rapidly as possible in the highly fragmented and competitive market segment for the online sales of baby-related products. The increase in other operating expenses was consistent with the Company’s objective to expand its management and business infrastructure to support the rapid growth of its core business, as well as to prepare for the implementation of its acquisition strategy.

Income taxes.  Our net operating loss carry forwards at June 30, 2005, were $2.8 million, which will expire in various years through 2024. A valuation allowance at June 30, 2005 fully offsets the deferred tax benefit of the net operating loss carry forwards.

Net income (loss). Net loss for the six months ended June 30, 2005 was $(419,274), or (4.3)% of net sales, compared to net income of $46,960, or 0.8% of net sales for the comparable period last year.

Liquidity and Capital Resources

Sources of funds and Liquidity. Since inception, we have funded our operations through the sale of equity securities and convertible indebtedness, accounts payable and cash generated from operations. Our business model contains beneficial working capital characteristics, such that our net investment in working capital is negative. This is primarily due to the fact that we collect cash from sales to customers within several business days of the related sale, but we typically have extended payment terms with many of our suppliers. The significant components of our working capital are inventory and liquid assets such as cash, which are typically more than offset by accounts payable, and other current liabilities.

As of June 30, 2005 we had negative working capital of ($1,047,512), including cash and cash equivalents of $436,534, offset by current liabilities of $2.6 million. As of December 31, 2004, we had negative working capital of ($726,995), including cash and cash equivalents of $613,235, offset by current liabilities of $1.8 million.

On August 2, 2005, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 2,000,000 million shares of common stock at $9.50 per share. The Company’s common stock commenced trading on August 3, 2005. The offering closed on August 8, 2005, and the Company received net proceeds of approximately $16.5 million (after payments to underwriters of $1.9 million and additional estimated offering expenses of $600,000). The Company will use most of the net proceeds of its initial public offering to fund its acquisition strategy.

Uses of funds. Net cash provided by (used in) operating activities was ($178,820) for the six months ended June 30, 2005, compared to $75,901 for the comparable period last year. The decrease in cash provided by operating activities during the first half of 2005 as compared to the same period in 2004 was primarily due to a decrease in net income and an increased investment in inventory and public offering costs, which were partially offset by increases in accounts payable and other current liabilities. We increased inventory during the first half of 2005 by $125,238. This resulted from our decision to increase the percentage of sales shipped from our own warehouse and to reduce the corresponding percentage of sales shipped by drop shippers and our fulfillment partners.

Net cash used in investing activities was $138,742 and $59,641 for the six months ended June 30, 2005 and 2004, respectively, and was related to capital expenditures for our technology system infrastructure, including software.

Net cash provided by financing activities was $140,861 and $120 for the six months ended June 30, 2005 and 2004, respectively, and was comprised primarily of proceeds from the exercise of stock options.

While we anticipate that the proceeds from our recent initial public offering and cash flows from operations will be sufficient to fund our acquisition strategy and operational requirements for the foreseeable future, future capital and operating requirements may change and will depend on many factors, including the level of our net revenues, the expansion of our advertising and marketing activities, the cost of our fulfillment operations or of expanding our fulfillment operations, potential acquisitions of businesses in our industry and the cost of additional upgrades to our information systems. We could be required, or could elect, to seek additional funding through an equity or debt financing in the future, and this financing may not be available on terms acceptable to us, or at all.

As of June 30, 2005, we had no material commitments for capital expenditures.

Contractual Obligations

          The following table summarizes our contractual obligations as of June 30, 2005 and the expected effect on liquidity and cash flows:

	Payments due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years

Operating Leases	$383,955	$132,422	$251,533

Off-Balance Sheet Arrangements

          We do not have or engage in any off-balance sheet arrangements.

Impact of Inflation

          The effect of inflation and changing prices on our operations was not significant during the periods presented.

Special Note Regarding Forward Looking-Statements

          This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events or our future financial performance.  These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. You are advised to consult further disclosures we may make on related subjects in our future filings with the Securities and Exchange Commission. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses
•	purchasers of baby, toddler and maternity products may not choose to shop online, which could prevent us from increasing revenues
•	we intend to undertake acquisitions to expand our business, which may pose risks to our existing shareholders
•	we may not succeed in continuing to establish the BabyUniverse brand, which could prevent us from acquiring customers and increasing our revenues
•	we face significant competition
•	we rely exclusively on the sale of baby, toddler and maternity products for our revenues and demand for these products could decline
•	if we fail to successfully maintain or expand our fulfillment capabilities, we may not be able to increase our revenues
•	we rely on the services of our key personnel, any of whom would be difficult to replace
•	failure to adequately protect our intellectual property could damage our reputation and harm our business
•	if use of the internet for online commerce does not continue our business would be harmed
•	our revenues may be negatively affected if we are required to charge taxes on purchases
•	our failure to protect confidential information of our customers would harm our business
•	interruptions to our systems that impair customer access to our website would harm our business

          Furthermore, in some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology.  These statements are only predictions.  In evaluating these statements, you should specifically consider various factors including the risks outlined in the Risk Factors section of the Company’s registration statement on Form S-1 dated August 2, 2005. These factors may cause our actual results to differ materially from any forward-looking statement.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of June 30, 2005 was held in money market accounts. The proceeds of our August 2005 stock offering will be invested in cash equivalents and short-term investment grade securities, pending the application of such proceeds.

Item 4. Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

          In addition, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the period covered by this report, we have sold or issued the following securities without registration under the Securities Act.

          1. 3,039 shares of Common Stock issued to Ken Goore on March 25, 2005 upon the exercise of warrants, in consideration of $120.

          2. 31,918 shares of Common Stock issued to Ken Goore on April 26, 2005 upon the exercise of warrants, in consideration of $1,331.

          3. 42,222 shares of restricted stock issued to Robert Brown on April 26, 2005, in consideration of future services to be rendered as an employee of the Company.

          4. 32,722 shares of restricted stock issued to Curtis Gimson on April 26, 2005, in consideration of future services to be rendered as a director of the Company.

          5. 32,722 shares of restricted stock issued to Bethel G. Gottlieb on June 14, 2005 in consideration of future services to be rendered as a director of the Company.

          We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraphs (1) and (2) by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering.

          The issuances described in paragraphs (3) through (5) above in this Item 2 were deemed exempt from registration under the Securities Act in reliance on either (i) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (ii) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

The following actions were taken by our shareholders by written consent in lieu of meetings during the quarterly period ended June 30, 2005:

1.       Unanimous shareholder consent dated April 27, 2005 ratifying the securities previously issued by us;

2.       Majority written consents of shareholders dated April 18 and April 25, 2005 (approved by approximately 72% of the total shares eligible to vote), respectively, ratifying our board of directors as consisting of Ben Brown, Stuart Goffman, John Nichols, Carl Stock, Jonathan Teaford and John C. Textor;

3.       Majority written consent of shareholders dated April 27, 2005 (approved by approximately 72% of the total shares eligible to vote), electing the following directors:  Curtis Gimson, Stuart Goffman, John Nichols, Carl Stork, Jonathan Teaford and John C. Textor, accelerating the vesting of stock options granted to certain directors and advisory board members and granting restricted stock to certain directors and officers;

4.       Majority written consent of shareholders dated April 27, 2005 (approved by approximately 72% of the total shares eligible to vote), approving the form or our amended and restated articles of incorporation to become effective immediately prior to the closing of our initial public offering, approving the classification of our board of directors, approving the form of our amended bylaws to be adopted immediately prior to the closing of our initial public offering and approving our 2001 Stock Award Plan; and

5.       Majority written consent of shareholders dated April 27, 2005 (approved by approximately 72% of the total shares eligible to vote), approving a 525:1 split of our common stock.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description of Document

10.1	Employment Agreement dated April 1, 2005 between the Registrant and John C. Textor (1)
10.2	Employment Agreement dated April 4, 2005 between the Registrant and Robert Brown (1)
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)

Previously filed as an exhibit to BabyUniverse, Inc.’s Registration Statement on Form S-1 (File No. 333-124395) originally filed with the SEC on April 28, 2005, as amended thereafter, and incorporated herein by reference.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2005.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BabyUniverse, Inc.

Registrant
Date: September 9, 2005
/s/ Robert M. Brown

Robert M. Brown
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description of Document

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.