Form 10-Q
period 2005-09-30
BABYUNIVERSE, INC.
filed 2005-11-15
CIK 1325118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒   No    ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No    ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐   No   ☒

As of November 11, 2005, the registrant had 5,101,633 shares of common stock outstanding.

BabyUniverse, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BabyUniverse, Inc.
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004

	Unaudited
Assets
Cash and Cash Equivalents	$10,744,294	$613,235
Accounts Receivable	205,858	117,861
Inventory	972,338	284,481
Prepaid Expenses	245,784	59,711
Public Offering Costs	—	37,257

Total Current Assets	12,168,274	1,112,545

Property and Equipment, net	515,601	242,933
Deposits	29,968	17,726
Intangible Assets	188,139	—
Goodwill	6,939,845	—

Total Assets	$19,841,827	$1,373,204

Liabilities and Stockholders’ Equity
Accounts Payable	$2,761,528	$1,357,130
Accrued Expenses	486,266	36,601
Gift Certificate Liability	49,379	53,359
Capital Lease Payable - Current Portion	3,197	—
Loans Payable Stockholders	—	79,124
Deferred Revenue	406,032	313,326

Total Current Liabilities	3,706,402	1,839,540
Deferred Rent	11,766	—
Capital Lease Payable - Long Term Portion	5,626	—

Total Liabilities	3,723,794	1,839,540

Stockholders’ Equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued.	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,101,633 and 2,339,616 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively.	5,102	2,340
Additional Paid in Capital	19,599,691	1,937,862
Unearned Compensation	(535,673)	—
Accumulated Deficit	(2,951,087)	(2,406,538)

Total Stockholders’ Equity	16,118,033	(466,336)

Total Liabilities and Stockholders’ Equity	$19,841,827	$1,373,204

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Year-to-Date Ended September 30,

	2005	2004	2005	2004

Revenues
Sales	$5,534,356	$3,777,605	$15,271,032	$9,590,998
Shipping income	305,592	198,849	850,987	483,189

Gross sales	5,839,948	3,976,454	16,122,019	10,074,187
Less - discounts & returns	(122,711)	(111,817)	(589,169)	(337,499)

Net sales	5,717,237	3,864,637	15,532,850	9,736,688

Cost of goods sold
Purchases	3,433,156	2,408,721	9,540,585	6,006,149
Shipping costs	785,418	519,209	2,164,220	1,271,085

Total cost of goods sold	4,218,574	2,927,930	11,704,805	7,277,234

Gross profit	1,498,663	936,707	3,828,045	2,459,454

Operating expenses:
Advertising	623,406	390,468	1,887,338	1,023,421
Salaries and benefits	438,844	177,882	1,031,852	513,259
Commissions	152,990	104,768	480,212	289,225
Credit card fees	137,915	100,839	393,799	256,389
Contract services	33,214	21,084	91,001	59,839
Rent	33,144	24,464	88,991	53,131
Technology	31,129	12,936	69,847	38,973
Depreciation and amortization	28,758	12,432	60,939	30,038
General and administrative	225,679	46,899	352,527	103,336

Total operating expenses	1,705,079	891,772	4,456,506	2,367,611

Operating income (loss)	(206,416)	44,935	(628,461)	91,843
Other income (expense):
Interest income	81,417	160	84,491	212
Interest expense	(276)	—	(579)	—

Net income (loss)	$(125,275)	$45,095	$(544,549)	$92,055

Earnings (loss) per common share:
Basic	$(0.03)	$0.02	$(0.17)	$0.04
Diluted	$(0.03)	$0.02	$(0.17)	$0.03

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Year-to-Date Ended September 30,

	2005	2004

Operating activities:
Net income (loss)	$(544,549)	$92,055
Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:
Depreciation and amortization	60,939	30,038
Stock-based compensation	23,853	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(87,997)	(11,246)
(Increase) in inventory	(687,857)	(52,886)
(Increase) in prepaid expenses	(186,073)	(43,087)
(Increase) decrease in public offering costs	37,257	(16,087)
(Increase) in deposits	(12,242)	(17,726)
Increase in accounts payable	1,404,398	521,290
Increase (decrease) in accrued expenses	449,665	(170,417)
(Decrease) in outstanding gift certificates	(3,980)	(14,439)
Increase in deferred revenue	92,706	135,405
Increase in deferred rent	11,766	—

Net cash provided by operating activities:	557,886	452,900

Investing activities:
Purchase of property and equipment	(331,746)	(109,055)
Purchase of intangible assets	(190,000)	—
Acquisition of Dreamtime Baby	(6,448,600)	—

Net cash used in investing activities:	(6,970,346)	(109,055)

Financing activities:
Net increase in capital lease	8,823	—
Proceeds from exercise of options	198,588	—
Proceeds from exercise of warrants	1,321	120
Proceeds from IPO	16,413,911	—
Repayment of stockholder loans	(79,124)	—

Net cash provided by financing activities:	16,543,519	120

Net increase in Cash	10,131,059	343,965
Beginning Cash	613,235	222,966

Ending Cash	$10,744,294	$566,931

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

Description	Shares	Amount	Paid in Capital	Unearned Compensation	Accumulated Deficit	Total

December 31, 2001	786,760	$787	$1,818,213	$—	$(2,070,774)	$(251,774)

Common stock issued to CEO in lieu of compensation	283,281	283	18,758	—		19,041
Net loss - 2002					(366,652)	(366,652)
Minority Interest					10,623	10,623

December 31, 2002	1,070,041	1,070	1,836,971	—	(2,426,803)	(588,762)

Conversion of promissory note	1,214,893	1,215	98,785	—		100,000
Net loss - 2003					(200,796)	(200,796)

December 31, 2003	2,284,934	2,285	1,935,756	—	(2,627,599)	(689,558)

Exercise of warrants	54,682	55	2,106	—		2,161
Net income - 2004					221,061	221,061

December 31, 2004	2,339,616	2,340	1,937,862	—	(2,406,538)	(466,336)

Exercise of stock options	234,396	234	30,518	—		30,752
Exercise of warrants	4,558	5	175	—		180
Net loss - March 31, 2005					(97,121)	(97,121)

March 31, 2005 (unaudited)	2,578,570	2,579	1,968,555	—	(2,503,659)	(532,525)

Exercise of stock options	405,840	406	160,410	—		160,816
Exercise of warrants	31,918	32	1,109	—		1,141
Grant of restricted stock			134,443	(132,939)		1,504
Net loss - June 30, 2005					(322,153)	(322,153)

June 30, 2005 (unaudited)	3,016,328	$3,017	$2,264,517	$(132,939)	$(2,825,812)	$(691,217)

Exercise of stock options	32,140	32	6,988	—		7,020
Initial public offering of common stock	2,000,000	2,000	16,411,911	—		16,413,911
Issuance of common stock - Dreamtime Baby acquisition	53,165	53	491,192	—		491,245
Grant of restricted stock			425,083	(402,734)		22,349
Net loss - September 30, 2005					(125,275)	(125,275)

September 30, 2005 (unaudited)	5,101,633	$5,102	$19,599,691	$(535,673)	$(2,951,087)	$16,118,033

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc.
Notes to Consolidated Financial Statements

Note 1.     Description of the Company and Summary of Significant Accounting Policies

The Company

          Baby Universe, Inc. (“the Company’’), formerly Everything But The Baby, Inc., was incorporated on October 15, 1997 under the laws of the State of Florida. On November 16, 2001 the Board of Directors changed the name of the corporation to BabyUniverse, Inc. On September 13, 2005 the Company acquired 100% of the outstanding capital stock of Huta Duna, Inc., d/b/a DreamTimeBaby.com (“Dreamtime Baby”). The results of Dreamtime Baby’s operations have been included in the consolidated financial statements of the Company since that date.  The Company maintains its accounts on a calendar year basis.

          The Company is a leading online retailer of baby, toddler and maternity products through its websites BabyUniverse.com and DreamTimeBaby.com. Customer purchases are drop shipped directly to customers from the Company’s suppliers, or shipped directly from the Company’s warehouses. The Company maintains an inventory of car seats, strollers, bedding and small items, in its warehouses.

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

Use of Estimates

          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (““GAAP’’).  The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances.  However, estimates inherently relate to matters that are uncertain at the time the estimates are made, and are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Cash and Cash Equivalents

          The Company considers cash in banks, commercial paper and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents.

Goodwill

          SFAS No. 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets separate from goodwill. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, then an analysis will be performed to compare the implied fair value with the carrying amount of goodwill. An impairment loss would be recognized in an amount equal to the difference. Fair value is generally based upon future cash flows discounted at a rate that reflects the risk involved or market-based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.  (See Note 3.  Goodwill).

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

          At September 30, 2005, the Company has a fixed stock option plan. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Quarter Ended September 30,		Year-to-Date Ended September 30,

	2005	2004	2005	2004

Net income (loss), as reported	$(125,275)	$45,095	$(544,549)	$92,055
Add: Stock-based compensation expense, as reported	22,349	—	23,853	—
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(39,611)	(1,314)	(46,869)	(3,942)

Pro forma net income (loss)	$(142,537)	$43,781	$(567,565)	$88,113

Earnings (loss) per share
Basic - as reported	$(0.03)	$0.02	$(0.17)	$0.04
Basic - pro forma	$(0.03)	$0.02	$(0.18)	$0.04
Diluted - as reported		$0.01		$0.03
Diluted - pro forma		$0.01		$0.03

Recently Issued Accounting Standards

          In June 2001, FASB issued SFAS No 143, Accounting for Asset Retirement Obligations, which provides standards on the accounting for obligations associated with the retirement of long-lived assets. SFAS No 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of this statement did not have a significant impact on the Company’s financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidated facilities or relocate employees.  Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date “ for contract costs, and will require these liabilities to be  measured at fair value.  This statement is effective for exit or disposal activities initiated after December 31, 2002.   The adoption of the provisions of this statement did not have an impact on the Company’s financial statements.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have an impact on the Company’s financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have an impact on the Company’s financial statements.

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No 143, Chapter 4, “Inventory Pricing” Paragraph 5 of ARB No 143, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period changes. “ This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”.  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company’s financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to Opinion No 29,  Accounting for Nonmonetary Transactions. SFAS No 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2002.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company’s financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment.  SFAS 123(R) amends SFAS No. 123, Accounting for Stock-Based Compensation, and APB Opinion No 25, Accounting for Stock Issued to Employees. SFAS No. 23 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments.

          This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005.  Management is currently assessing the impact of this statement on its financial position and results of operations for the third and fourth quarter 2005. In the interim, the Company is continuing to use the intrinsic value method in estimating employee stock compensation expense based on the fair value method of accounting.  This method is allowed under SFAS No. 148, which amended SFAS No. 123 in December 2002, and pro forma disclosure of fair value amounts is provided.

          In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No 51, Consolidated Financial Statements.  This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.   The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns.  In December 2003, the FASB amended FIN 46, now known as FIN 46 Revised (“FIN 46R).  The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004.   A company that has applies FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R at an earlier date.  The adoption of this interpretation did not have an impact on the Company’s  financial statements.

Note 2.     Acquisitions

          On September 13, 2005 BabyUniverse, Inc. acquired 100 percent of the outstanding common shares of  privately-held Huta Duna, Inc.  The results of Huta Duna, Inc.’s operations have been included in the consolidated financial statements of the Company since that date.  Huta Duna, Inc. operates an e-commerce web site, DreamTimeBaby.com, a growing online retailer of brand name baby products.  Dreamtime Baby offers a broad selection of baby products, but it is primarily recognized for its focus on high quality baby bedding products.  As a result of the acquisition, BabyUniverse expects to benefit from Dreamtime Baby’s strong internet marketing practices and strong supplier relationships.  BabyUniverse also expects to reduce purchasing and shipping costs through economies of scale.

          The aggregate purchase price paid by BabyUniverse, inclusive of estimated closing costs of approximately $179,000, was $7,069,645, including $6,399,400 of cash and 53,165 shares of BabyUniverse common stock with a fair value of $491,245.  The fair value of the 53,165 common shares issued was determined based on the 15-day closing price of BabyUniverse’s common stock as reported by the American Stock Exchange for the seven days prior to, the day of and the seven days following the acquisition date, which date coincided with the agreement and announcement of the transaction.  Approximately $650,000 of the purchase price was deposited into an escrow fund to secure possible claims related to the representations and warranties.  The escrow fund is eligible for release after twelve months.  The difference between the purchase price and the fair value of the acquired net assets of Dreamtime Baby of $6,939,845 was recorded as goodwill.   (See Note 3. Goodwill)

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, September 13, 2005:

Current assets	$431,108
Property and equipment	23,340
Intangible assets	190,000
Goodwill	6,939,845

Total assets acquired	7,584,293
Current liabilities assumed	(514,648)

Net assets acquired	$7,069,645

          Of the $190,00 of acquired intangible assets, $140,000 was assigned to the Dreamtime Baby trade name that is being amortized over five years, and $50,000 was assigned to a non-competition agreement.  The non-competition agreement has a useful life of 3 years.  Of the $6,939,845 of goodwill, none is expected to be deductible for tax purposes.

          The amortization expense relating to the acquired intangible assets has no associated tax impact since the acquisition of Dreamtime Baby was a stock purchase and any acquired intangible assets would not be deductible for tax purposes.

          The accompanying unaudited pro forma summary represents consolidated results of operations for BabyUniverse as if the acquisition of Dreamtime Baby had been consummated on January 1, 2004.  Certain pro forma adjustments were reflected in the consolidated results of operations as follows:

•

Selling, general and administrative expenses (“SGA”) were adjusted to reflect Dreamtime Baby’s officer’s salary on a “going-forward” basis as agreed to in an employment contract entered into by BabyUniverse and the former stockholder of Dreamtime Baby.

•	The amortization expense of certain intangible assets that were created in connection with the acquisition of Dreamtime Baby were reflected as if the acquisition had occurred on January 1, 2004.

•	The weighted average shares outstanding used to compute earnings per share were increased to reflect the 53,165 shares issued as part of the aggregate purchase price.

•	The tax effect has been omitted because BabyUniverse believes it can apply its net operating loss carryforwards to profits generated.

          The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of BabyUniverse.

	Quarter Ended September 30,		Year-to-Date Ended September 30,

	2005	2004	2005	2004

Net sales	$7,938,342	$5,627,664	$22,060,822	$14,678,936
Net income	$236,168	$472,712	$447,142	$720,416
Earnings per share:
Basic	$0.05	$0.20	$0.14	$0.31
Diluted	$0.05	$0.16	$0.12	$0.24
Weighted average shares outstanding:
Basic	4,338,210	2,338,099	3,246,395	2,338,099
Diluted	4,712,636	3,013,459	3,715,766	3,013,459

Note 3.     Goodwill

          Intangible assets with indefinite lives and goodwill are not amortized, but are tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

          During the quarter ended September 30,  2005, BabyUniverse acquired Dreamtime Baby. (See Note 2.  Acquisitions) The following table sets forth goodwill, net, as of December 31, 2004 and September 30, 2005:

	December 31, 2004	Acquisition	Impairment Losses	September 30, 2005

Dreamtime Baby	—	$6,939,845	—	$6,939,845

Note 4.     Intangible Assets

          BabyUniverse reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets.  During the quarter ended September 30, 2005, BabyUniverse acquired Dreamtime Baby. (See Note 2.  Acquisitions)

          Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to five years.  The following table sets forth the components of the intangible assets subject to amortization as of September 30, 2005:

	Useful Life	Gross Carrying Amount	Acquisition	Accumulated Amortization	Net

Trade name	5 years	—	$140,000	$(1,167)	$138,833
Non-competition Agreement	3 years	—	50,000	(694)	49,306

		—	$190,000	$(1,861)	$188,139

          Amortization expense for the three months ended September 30, 2005 was $1,861.  Estimated amortization expense for the twelve months ending September 30 are as follows:

2006	$44,667
2007	44,667
2008	43,973
2009	28,000
2010	26,832

$188,139

Note 5.     Earnings (Loss) Per Share

          Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants.

          The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Year-To-Date Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income (loss)	$(125,275)	$45,095	$(544,549)	$92,055
Weighted average common shares outstanding	4,285,045	2,284,934	3,193,230	2,284,934
Basic earnings (loss) per share	$(0.03)	$0.02	$(0.17)	$0.04

Dilutive effect of stock options and warrants	—	675,360	—	675,360
Common stock and common stock equivalents	4,285,045	2,960,294	3,193,230	2,960,294
Diluted earnings (loss) per share	$(0.03)	$0.02	$(0.17)	$0.03

          The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings (loss) per share would have been antidilutive:

	Quarter Ended		Year-To-Date Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Dilutive effect of stock options and warrants	147,043	675,360	397,847	675,360

Note 6.     Initial Public Offering

          On August 2, 2005, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 2,000,000 million shares of common stock at $9.50 per share.  The Company’s common stock commenced trading on the American Stock Exchange under the symbol “BUN” on August 3, 2005.  The offering closed on August 8, 2005, and the Company received net proceeds of approximately $16.4 million (after payments to underwriters of $1.9 million and estimated related expenses of approximately $686,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are a leading online retailer of brand name baby, toddler and maternity products in the United States. We are pursuing a dual strategy of organic growth and acquisition growth to establish BabyUniverse as the leading online retailer of baby, toddler and maternity products.  We plan to leverage our efficient and growing e-commerce platform to acquire female-oriented e-commerce and new media companies.  Our overall objective is to establish a market leading e-commerce and new media business focused on the high-growth female marketplace.

          We offer over 33,500 products from over 450 manufacturers in an easy-to-use online shopping environment that includes baby, toddler and maternity accessories, apparel, bedding, furniture, toys and gifts. These products are available in a variety of styles, colors and sizes which account for over 100,000 stock keeping units (“SKUs”). We also provide expert buyer’s guides and in-depth product descriptions to assist our customers with finding quality products and to help parents make informed decisions about their babies’ and toddlers’ needs and safety. Overall, we provide a compelling combination of high quality products at competitive prices, a convenient shopping experience and excellent customer service that allows us to build an ongoing and potentially long-term relationship with our customers. On September 13, 2005 we acquired Huta Duna, Inc., d/b/a DreamTimeBaby.com (“Dreamtime Baby”) and now operate the website DreamTimeBaby.com in addition to BabyUniverse.com.

          According to the United States Department of Commerce, the total online market for consumer products grew at a compound annual growth rate of 25.4% from $28.0 billion in 2000 to $69.2 billion in 2004. In the second quarter of 2005, this market continued expanding by growing 26% over the second quarter of 2004. Furthermore, the percentage of retail internet sales occurring in the United States compared to total sales occurring at retail in the United States has increased from 0.9% in 2000 to 2.2% in the second quarter of 2005. eMarketer, Inc., a leading aggregator of online research reports, predicts that online retail sales will rise to $121 billion by 2007, or 2.9% of total retail sales. In addition, independent reports, including a May 2005 study by Forrester Research and a May 2005 report by e-Marketer, have indicated that women are becoming a more powerful driver of this growth in online purchasing activity. As the total online retail market continues to grow, we believe that the market for baby, toddler and maternity products sold over the Internet will also grow and that we are strategically positioned to participate substantially in such growth. Although we currently derive most of our revenues from the baby market, we plan to continue expanding our presence in the markets for toddler and maternity products and exploring opportunities to expand into the young child market.

          We believe that we are one of the largest online retailers of baby, toddler and maternity products in terms of product offerings and revenues. As an industry leader, we have grown our business internally since inception by increasing our presence in what we have identified to be the largest and most efficient Internet portals, resulting in substantially increased traffic to our website. We have also increased our sales conversion rate by broadening our product offerings and by actively managing the placement of the best-selling products on our website. As a result, our sales have increased substantially year over year since our inception. For the years ended December 31, 2002, 2003 and 2004, we reported gross sales of $5.3 million, $9.2 million and $14.8 million, respectively, representing a compound annual growth rate of approximately 67%.

          The market for online retailers offering baby, toddler and maternity related products is highly fragmented with a significant number of small competitors representing a significant percentage of total segment sales. We believe that our seasoned senior management team and our scalable business architecture make us well-suited to acquire both large and small industry competitors. As part of our acquisition strategy, we intend to preserve the goodwill and marketing relationships of acquired companies as necessary to maintain and grow market share. In addition, we may acquire companies that market products predominantly to women over the internet, or companies that enhance our ability to market products to women.

          Our initial acquisition, Dreamtime Baby, is a profitable retailer of baby products, with a focus on baby bedding products.  We paid approximately $6.4 million in cash and 53,165 shares of our common stock for Dreamtime Baby, and the transaction closed on September 13, 2005.  For December 31, 2004, Dreamtime Baby generated $6.5 million in net sales and $678,000 in pro forma net income.  For the six months ended June 30, 2005, Dreamtime Baby generated $4.3 million in net sales and $628,000 in pro forma net income.   The pro forma financial information for Dreamtime Baby for the twelve months ended December 31, 2004 and the six months ended June 30, 2005 is included in Exhibit 99.2 to Form 8-K/A filed with the Securities and Exchange Commission by BabyUniverse on November 14, 2005.

          Our profit performance for the remainder of the year is likely to continue to be impacted by the costs to further enhance our technological infrastructure and our expanded platform to support our acquisition growth strategy, as well as by increased expenses related to our public company status.

Results of Operations

          The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Quarter Ended		Year-To-Date Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Gross sales	102.1	102.9	103.8	103.5
Less - Discounts and returns	(2.1)	(2.9)	(3.8)	(3.5)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.8	75.8	75.4	74.7

Gross profit	26.2	24.2	24.6	25.3
Operating expenses
Advertising	10.9	10.1	12.2	10.5
Salaries and benefits	7.7	4.6	6.6	5.3
Commissions	2.7	2.7	3.1	3.0
Credit card fees	2.4	2.6	2.5	2.6
Contract services	0.6	0.5	0.6	0.6
Rent	0.6	0.6	0.6	0.5
Technology	0.5	0.3	0.4	0.4
Depreciation and amortization	0.5	0.3	0.4	0.3
General and administrative	3.9	1.2	2.3	1.1

Total operating expenses	29.8	22.9	28.7	24.3

Operating income (loss)	(3.6)	1.3	(4.1)	1.0
Other income (expense)	1.4	0.0	0.5	0.0

Net income (loss)	(2.2)	1.3	(3.6)	1.0

The above table may not sum due to rounding.

The following describes certain line items set forth in our consolidated statements of operations:

          Gross sales.  Substantially all of our gross sales relate to baby, toddler and maternity products sold through our websites, www.babyuniverse.com and www.dreamtimebaby.com. Shipping charges billed to customers are also included in gross sales.

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

          Operating expenses.  Our major operating expenses consist primarily of advertising, payroll and related benefit costs for our employees, commissions related to our affiliate marketing program, credit card fees and general and administrative expenses.

          Other income (expense).  Other income (expense) generally includes interest income and interest expense.

Comparison of Quarter Ended September 30, 2005 to Quarter Ended September 30, 2004

          Gross sales. Gross sales increased 46.9% to $5.8 million for the quarter ended September 30, 2005 from $4.0 million for the quarter ended September 30, 2004.  Our online advertising spending and affiliate marketing program, as well as the inclusion of gross sales for Dreamtime Baby from September 14, 2005 to September 30, 2005, were the principal reasons for the increase in gross sales. The increase in gross sales was also attributable, to a lesser extent, to improvement in our sales conversion rate.

          Discounts and returns. Discounts and returns decreased as a percentage of net sales to 2.1%, or $122,711, in this year’s third quarter from 2.9% of net sales, or $111,817, in last year’s comparable quarter.

          Gross profit. Gross profit increased 59.9% to $1.5 million for this year’s third quarter from $936,707 for the comparable quarter last year. The increase in gross profit resulted from higher sales volumes driven by the online advertising and affiliate marketing initiatives, as well as by the consolidation of results for Dreamtime Baby, as noted above. Gross margin improved to 26.2% of net sales this quarter compared to 24.2% for last year’s comparable quarter. Gross margin this quarter was positively impacted by a 2.3 percentage point decrease in the cost of purchases component of our cost of goods sold to 60.0% of net sales compared to last year’s comparable quarter.  The decrease in the cost of purchases component of our cost of goods sold as a percentage of net sales was driven by our continued efforts to increase the volume of shipments from our warehouses, and by the implementation during this year’s third quarter of higher minimum internet pricing by a key vendor. This factor was partially offset by a 0.3 percentage point increase in shipping costs, including fuel surcharges, to 13.7% of net sales this year from 13.4% for last year’s comparable quarter.

          Operating expenses. Operating expenses increased to $1.7 million, or 29.8% of net sales, for this year’s third quarter from $891,772, or 23.1% of net sales, for the comparable quarter last year. The increase in operating expenses this quarter as a percentage of net sales was due primarily to salaries and benefits and general and administrative expenses compared to the same quarter last year. Increased spending for salaries and general and administrative expenses as a percentage of net sales were consistent with  BabyUniverse’s objective to expand its management and business infrastructure to support the rapid growth of its core business and the implementation of its acquisition strategy.  The increase in general and administrative expenses as a percentage of net sales was also due to increased expenses as a public company, including expenses for directors and officers insurance, legal, accounting and investor relations.

          Income taxes.  Our net operating loss carry forwards at September 30, 2005 were $2,951,000, which will expire in various years through 2024. A valuation allowance at September 30, 2005 fully offsets the deferred tax benefit of the net operating loss carry forwards.

          Net loss. Net loss for the third quarter ended September 30, 2005 was $125,275, or 2.2% of net sales, compared to net income of $45,095, or 1.2% of net sales for the comparable period last year.

Comparison of Year-to-Date Ended September 30, 2005 to Year-to-Date Ended September 30, 2004

          Gross sales. Gross sales increased 59.8% to $16.1 million for the nine months ended September 30, 2005 from $10.1 million for the comparable period last year. The increase in gross sales was due primarily to several factors: increased web traffic resulting from higher levels of advertising to promote the BabyUniverse brand, an increase in our sales conversion rate, expanded product offerings allowing customers greater selection and certain free shipping promotions.  To a lesser extent, our gross sales increased due to the consolidation of Dreamtime Baby gross sales since September 13, 2005.

          Discounts and returns. Discounts and returns increased slightly as a percentage of net sales to 3.8%, or $589,169, for the nine months ended September 30, 2005, from 3.5% of net sales, or $337,499, in last year’s comparable quarter.

          Gross profit. Gross profit increased 55.6% to $3.8 million for the nine months ended September 30, 2005 from $2.4 million for the comparable period last year. The increase in gross profit resulted from higher sales volumes. Gross margin was negatively impacted during the nine months ended September 30, 2005 by an increase in our shipping costs, including fuel surcharges, to 13.9% from 13.0% last year, as well as by discount programs designed to build both brand awareness and repeat business from customers obtained through our affiliate marketing program.  These programs ended in the second quarter of 2005. These factors were partially offset by a modest improvement in the cost of purchases component of our cost of goods sold as a percent of net sales to 61.4% for the nine months ended September 30, 2005 from 61.7% for the comparable period last year.  This decrease in the cost of purchases as a percentage of net sales was due to our continued efforts to increase the volume of shipments from our warehouses, and by the implementation during this year’s third quarter of higher minimum internet pricing by a key vendor.  As a result of these factors, gross margin declined to 24.6% for the nine months ended September 30, 2005 compared to 25.3% for the comparable period last year.

          Operating expenses. Operating expenses increased 88.2% to $4.5 million for the nine months ended September 30, 2005 from $2.4 million for the comparable period last year. As a percentage of net sales, operating expenses were 28.7% and 24.4% for the nine months ended September 30, 2005 and 2004, respectively. The increase in operating expenses was due primarily to an increase in advertising expenses and commissions, which were incurred in an effort to continue to rapidly build awareness of the BabyUniverse brand and gain market share as rapidly as possible in the highly fragmented and competitive market segment for the online sales of baby-related products. Increased spending for salaries and general and administrative expenses as a percentage of net sales were consistent with  BabyUniverse’s objective to expand its management and business infrastructure to support the rapid growth of its core business and the implementation of its acquisition strategy.  The increase in general and administrative expenses as a percentage of net sales was also due to increased expenses as a public company, including expenses for directors and officers insurance, legal, accounting and investor relations.

          Income taxes.  Our net operating loss carry forwards at September 30, 2005 were $2,951,000, which will expire in various years through 2024. A valuation allowance at September 30, 2005 fully offsets the deferred tax benefit of the net operating loss carry forwards.

          Net income (loss). Net loss for the nine months ended September 30, 2005 was $544,550, or 3.5% of net sales, compared to net income of $92,055, or 0.9% of net sales for the comparable period last year.

          Liquidity and Capital Resources

          Sources of funds and Liquidity. Since inception, we have funded our operations through the sale of equity securities and convertible indebtedness, and cash generated from operations. In addition, our business model contains beneficial working capital characteristics, such that our net investment in working capital is negative. This is primarily due to the fact that we collect cash from sales to customers within several business days of the related sale, but we typically have extended payment terms with many of our suppliers. The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents.  Our non-cash working capital components are typically more than offset by accounts payable, and other current liabilities.

          As of September 30, 2005, our working capital was $8.5 million.  As of December 31, 2004, we had negative working capital of $726,995.  Most of the improvement resulted from our initial public offering of common stock.

          On August 2, 2005, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold two million shares of common stock at $9.50 per share. The Company’s common stock commenced trading on August 3, 2005. The offering closed on August 8, 2005, and the Company received net proceeds of approximately $16.4 million (after payments to underwriters of $1.9 million and additional estimated offering expenses of $686,000). The Company will use most of the net proceeds of its initial public offering to fund the initial phase of its acquisition strategy. (See Note 2.  Acquisitions, for discussion of BabyUniverse’s initial acquisition pursuant to this strategy).

          Uses of funds. Net cash provided by operating activities was $557,886 for the nine months ended September 30, 2005, compared to $452,900 for the comparable period last year. The increase in cash provided by operating activities during the first nine months of 2005 as compared to the same period in 2004 was primarily due to an increase in accounts payable and accrued expenses, which reflects the beneficial working capital characteristics previously mentioned. The increase in cash provided by operating activities occurred despite an increased investment in inventory of $687,858, due primarily to the consolidation of the Dreamtime Baby acquisition. Our increased investment in inventory was also due, to a lesser extent, to our decision to increase inventory and the percentage of sales shipped from our own warehouse, in order to reduce the corresponding percentage of sales shipped by drop shippers and our fulfillment partners.

          Net cash used in investing activities was $7.0 million for the nine months ended September 30, 2005 and was primarily related to the acquisition of Dreamtime Baby ($6.6 million), and to a much lesser extent, capital expenditures associated with enhancing our technology system infrastructure ($332,000).

          Net cash provided by financing activities was $16.5 million for the nine months ended September 30, 2005, and was primarily attributable to BabyUniverse’s initial public offering of common stock in August, 2005.  Net cash provided by financing activities for last year’s comparable period was negligible.

          While we anticipate that the proceeds from our recent initial public offering and cash flows from operations will be sufficient to fund our operational requirements for the foreseeable future, future capital and operating requirements may change and will depend on many factors, including the availability of potential acquisitions of businesses in our industry, the level of our net sales, the expansion of our advertising and marketing activities, the cost of our fulfillment operations or of expanding our fulfillment operations, and the cost of additional upgrades to our information systems. It is possible that in the near future we will choose to expend significant portions of our cash balances to continue executing our acquisition strategy. We could be required, or could elect, to seek additional funding through an equity or debt financing in the future, and this financing may not be available on terms acceptable to us, or at all.

          As of September 30, 2005, we had no material commitments for capital expenditures.

Contractual Obligations

          The following table summarizes our contractual obligations as of September 30, 2005 and the expected effect on liquidity and cash flows:

	Payments due by Period

	Total	Less than 1 year	1-3 Years	3-5 Years

Operating Leases	$363,271	$157,845	$217,958

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

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash and cash equivalents balance as of September 30, 2005 was held in money market accounts or invested in investment grade commercial paper with maturities less than 90 days. The remaining proceeds of our August 2005 stock offering will continue to be invested in cash equivalents and short-term securities, pending the application of such proceeds.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          (a) 29,555 shares of restricted stock were issued to Georgianne Brown on July 11, 2005 in consideration of future services to be rendered as an employee of the Company.  The shares were exempt from registration under the Securities Act pursuant to Rule 701 thereunder.

         (b) The registration statement relating to the Company’s initial public offering (File No. 333-124395) was declared effective on August 2, 2005.  The entire 2,000,000 shares registered for sale by and on behalf of the Company were sold at a price of $9.50, resulting in gross proceeds of $19.0 million.  The underwriters were GunnAllen Financial, Inc. and Wedbush Morgan Securities, Inc.  After deducting the underwriting discount of $1.33 million, a non-accountable expense allowance of $570,000 payable to the underwriters, and offering expenses of approximately $680,000, the primary offering of shares by the  Company resulted in net proceeds of approximately $16.4 million.  All of these payments were paid directly to others.  On August 2, 2005, the underwriters exercised their over-allotment to purchase an additional 300,000 shares from certain selling shareholders.  The Company did not receive any proceeds from the exercise of the over-allotment option by the selling shareholders.  On September 13, 2005, approximately $6.6 million of the net proceeds from the Company’s initial public offering were used to acquire from Michael Laiken the stock ownership of Huta Duna, Inc., d/b/a Dreamtime Baby.

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

(b)

On July 12, 2005, the holders of approximately 78% of the Company’s then-issued and outstanding common stock took the following actions by majority written consent in lieu of a meeting of shareholders:

(1) A 19:18 stock split and accompanying amendment to the Company’s amended and restated articles of incorporation;
(2) The appointment of Georgianne Brown as the Company’s Executive Vice President of Marketing; and

(3) The replacement of Bethel Gottlieb on the Audit Committee of the Company’s Board of Directors by Curtis Gimson and the replacement of Mr. Gimson on the Compensation Committee of the Company’s Board of Directors by Ms. Gottlieb.

Item 5.  Other Information

          None

Item 6.  Exhibits

(a) Exhibits

Number	Description of Document

2.1	Stock Purchase Agreement dated as of September 13, 2005 by and among BabyUniverse, Inc. and Michael Laiken. (1)
10.1	Employment Agreement dated July 11, 2005 between the Registrant and Georgianne Brown (2)
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to BabyUniverse, Inc.’s Current Report on Form 8-K (File No. 1-32577) originally filed with the SEC on September 16, 2005, and incorporated herein by reference.
(2)

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
Date: November 14, 2005
/s/ Robert M. Brown

Robert M. Brown
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

21

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