Form 10-K
period 2005-12-31
BABYUNIVERSE, INC.
filed 2006-03-30
CIK 1325118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 1-32577

BabyUniverse, Inc.
(Exact name of Registrant as specified in its charter)

Florida	65-0797093
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5601 NW 9th Avenue, Suite 104
Ft. Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(954) 771-5160

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

          Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer:

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The aggregate market value of the 2,570,621 shares of common stock held by non-affiliates of the registrant as of August 3, 2005, the date that the Registrant’s initial public offering commenced, was approximately $24,420,900 (based on the initial public offering price of $9.50 per share). As of March 20, 2006 the registrant had 5,376,173 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant’s definitive proxy statement to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders is incorporated by reference in response to Part III of the Annual Report on Form 10-K.

          PART I

ITEM 1.	BUSINESS

As used in this report, the terms “we,” “us,” “our,” and the “Company” refer to BabyUniverse, Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Introduction

          The overall objective of BabyUniverse is to establish a market-leading e-commerce and new media business focused on the high-growth female marketplace.  Currently, BabyUniverse, Inc., through its primary websites BabyUniverse.com, PoshTots.com, and DreamtimeBaby.com, is a leading online retailer of brand-name baby, toddler and maternity products, as well as high-end, artisan-crafted furniture to this country’s most affluent new mothers. We also offer furniture and other home accessories through PoshLiving.com, and our recently introduced online e-zine and content site, PoshCravings.com, offers advertising-sponsored, female-oriented content.

          With the recent acquisition of PoshTots.com and PoshLiving.com, BabyUniverse has expanded its business to include e-commerce and e-content offerings focused on this country’s most affluent online female consumers.  BabyUniverse is pursuing a dual strategy of organic growth and acquisition growth that is designed to establish BabyUniverse as the leader in the online baby marketplace.  Beyond the baby segment, the Company intends to leverage its efficient and growing e-commerce platform to acquire other female-oriented e-commerce, marketing and new media companies.

          To further this objective, our stock began trading on the Nasdaq Capital Market on March 27, 2006, after trading on the American Stock Exchange since August 3, 2005. At the same time, we changed our trading symbol from “BUN” to “POSH.”  We believe this change is more reflective of our strategy to appeal to a broader female marketplace by leveraging our strong e-commerce business model with e-content and new media initiatives focused on this country’s most affluent online female consumers.

          Following on the recent acquisitions of Dreamtime Baby and Posh Tots, we are in the initial stages of restructuring our business operations consistent with the relative strengths of our respective business units.  In December 2005, we opened a new distribution center in Las Vegas to replace our smaller and less efficient warehouse in Ft. Lauderdale. In the coming months, we will be relocating our Fort Lauderdale-based customer service center, merchandising and e-commerce support activities to the Richmond offices of Posh Tots. The final phase of this restructuring will be to centralize executive management and certain corporate functions, including finance and accounting, acquisitions, information technology and logistics to corporate offices in Jupiter, Florida.

          We were incorporated in Florida on October 15, 1997, as Everything But The Baby Inc. and initially operated the domain name www.everythingbutthebaby.com. In 1999, we began to market our products under the BabyUniverse brand at www.babyuniverse.com, and we changed our corporate name to BabyUniverse, Inc. on November 16, 2001.

          On August 2, 2005, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold two million shares of common stock at $9.50 per share. The Company’s common stock commenced trading on August 3, 2005. The offering closed on August 8, 2005, and the Company received net proceeds of approximately $16.3 million (after payments to underwriters of $1.9 million, warrants to purchase 130,000 shares of the Company’s common stock, and additional estimated offering expenses of $757,000). The warrants to purchase 130,000 shares of the Company’s common stock are initially exercisable by the underwriters on or after February 5, 2006 and until the close of business on August 2, 2010 at a purchase price of $11.875 per share. The Company stated then that it will use most of the net proceeds of its initial public offering to fund the initial phase of its acquisition strategy.

          On September 13, 2005, we acquired all of the shares of outstanding common stock of Huta Duna, Inc., which through the website, DreamtimeBaby.com, is a growing online retailer of brand name baby products that is focused primarily on high-quality bedding products.  The Company acquired the shares of Huta Duna common stock in exchange for approximately $6.4 million in cash and 53,165 shares of the Company’s common stock.

          On January 13, 2006, through our wholly owned subsidiary, we acquired substantially all of the assets of Posh Tots, LLC (“Posh Tots”), in exchange for $6.0 million in cash, a Promissory Note for $6.0 million, 237,248 shares of BabyUniverse common stock and warrants to purchase 110,000 shares of BabyUniverse common stock at a price of $8.10 per share.  Through its primary website, www.PoshTots.com, the Richmond-based PoshTots has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.  Beyond the baby and children’s segments, PoshTots recently extended its brand with the Fall 2005 introduction of a new website, www.PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers.  In March 2006, Posh Tots introduced another new website, www.PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by Posh Tots.

          We believe that we are one of the largest online retailers of baby, toddler and maternity products in terms of product offerings and revenues. As an industry leader, we have grown our business internally since inception by increasing our presence in what we have identified to be the largest and most efficient Internet shopping portals, as well as through search engine marketing, resulting in substantially increased traffic to our website. We have also increased our sales conversion rate by broadening our product offerings and by actively managing the placement of the best-selling products on our website. As a result, our sales have increased substantially year over year since our inception.

          Our e-commerce offerings include over 30,000 products from over 600 manufacturers that are presented in easy-to-use online shopping environments that include baby, toddler and maternity accessories, apparel, bedding, furniture, toys and gifts. These products are available in a variety of styles, colors and sizes which account for over 100,000 stock keeping units (“SKUs”). We also provide expert buyer’s guides and product descriptions to assist our customers with finding quality products and to help parents make informed decisions about their babies’ and toddlers’ needs and safety.

          Our intention is to continue to pursue a balanced growth strategy that contemplates a combination of internal and external initiatives. With respect to our internal or “organic” growth strategy, we are committed to continuing to build our brand recognition, focusing on the quality of the customer’s online shopping experience and expanding our product offerings while enhancing our overall economic and operating efficiencies. We also intend to evaluate marketing opportunities in the U.S. Hispanic and Latin American markets as well as explore additional marketing channels for our products. In addition to pursuing our organic growth initiatives, we intend to actively pursue an external growth strategy that contemplates our company consummating the strategic acquisition of companies in our industry. The market for online retailers offering baby, toddler and maternity related products is highly fragmented with a significant number of small competitors representing a significant percentage of total segment sales. We believe that our seasoned senior management team and our scalable business architecture make us well-suited to acquire both large and small industry competitors. As part of our acquisition strategy, we intend to preserve the goodwill and marketing relationships of acquired companies as necessary to maintain and grow market share.

Growth Strategy

          The overall objective of BabyUniverse is to establish a market-leading e-commerce and new media business focused on the high-growth female marketplace. Beyond the baby related e-commerce segment, the Company intends to leverage its efficient and growing e-commerce platform to acquire other female-oriented e-commerce, marketing and new media companies.  We intend to achieve this objective by pursuing a balanced growth strategy that contemplates both organic and external growth initiatives. Our organic growth strategy will focus on initiatives that will build on our existing business strengths while our external growth strategy will focus on consummating strategic acquisitions of companies focused on the high-growth female marketplace.

          Organic Growth Strategy

          We intend to pursue various initiatives associated with our organic growth strategy that are designed to enhance our market presence, expand our customer base and provide a superior online baby, toddler and maternity shopping experience. Key elements of our organic growth strategy include the following:

          Build Brand Recognition. We will continue taking steps to have our websites appear among the first several websites naturally listed in search engine results. We will also continue to build our brands primarily through online marketing and advertising. These efforts currently consist largely of the purchase of keywords from large search providers, such as Google, Yahoo and MSN, which result in advertisements for our website being displayed next to search results. In addition, we also aggressively participate in many of the major online shopping portals such as Shopzilla, Amazon, MSN Shopping, and Shopping.com. Most of our advertising expenditures are on a ‘pay for click’ basis, and smaller portions are based on negotiated rates or percentages of sales. We have established and are continuing to develop brands based on trust, guidance and value, and we believe our customers view BabyUniverse as a trusted authority on baby, toddler and maternity products. Our goal is for consumers to seek the BabyUniverse and our other brands and consistently revisit our websites whenever they purchase baby, toddler and maternity products.

          Improve Our Sales Conversion Rate. As we have hundreds of thousands of visitors to our websites each month, small changes in the conversion rate, or the percentage of visitors to our websites who make a purchase, can have a significant impact on sales. In many of our marketing programs, we incur expenses based on the number of people that click on advertisements that link them to our website. When customers click on these advertisements and do not consummate a purchase, we incur expense but do not generate immediate sales. We believe that we can improve our sales conversion rate by offering a wider range of products and by actively managing the placement of our best-selling products on our websites. We also believe that by offering a wider range of products we decrease the likelihood that customers will leave our websites to continue their shopping elsewhere.

          Focus on the Customer Experience to Build Customer Loyalty. We continue to refine the customer service we provide in every step of the purchase process, from our website to our customer support and fulfillment operations. The customer experience is designed to empower our customers with knowledge and confidence as they evaluate, select and purchase baby, toddler and maternity products. We intend to continue to allocate significant resources to the development and expansion of our customer service function. These efforts are focused on promoting customer loyalty and building repeat purchase relationships with our customers.

          Increase Our In-House Fulfillment of Best-Selling Products. In December 2005, we opened a 23,000 square foot distribution center in Las Vegas, Nevada to replace our much smaller warehouse in Ft. Lauderdale.  We generally incur lower overall costs on those products we process through our warehouse, as our in-house distribution costs are lower than markups imposed by our distribution partners or drop shippers. We believe that our new distribution center will allow us to increase our product volume in support of our rapid growth in sales.  As we identify our best-selling products, which represent low inventory capital risk, we selectively make bulk inventory acquisitions to take advantage of these in-house efficiencies. We believe that expanding our in-house distribution volume of these best-selling products will allow us to increase our gross margins.

          Explore Additional Marketing Channels. Although almost all of our marketing presence is online, we will continue exploring innovative methods of reaching additional potential customers through offline marketing initiatives. Many forms of offline advertising, such as print advertising in magazines, require large initial expenditures. Furthermore, it is difficult to track the number of customers generated from these types of advertisements. We intend to seek other forms of partnered offline advertising. Our plans include minimizing or eliminating the need for large initial expenditures either by sharing marketing expenses with manufacturers or by offering joint promotions in concert with our advertising partners.

          External Growth Strategy

          While our historical growth has been primarily organic, we intend to pursue a growth strategy in the future that contemplates a balanced combination of organic growth and external growth. We expect that our external growth  strategy will be characterized by strategic industry acquisitions of e-commerce, marketing and new media companies that are broadly focused on the high-growth female marketplace.

Accordingly, we intend to leverage the skill sets of our management team and board of advisors and our scalable business architecture to actively evaluate potential e-commerce and content focused acquisition candidates and consummate merger and acquisition transactions as an important and on-going component of our business model.

          Impact of the Year 2000 Downturn. In the late 1990’s, capital markets were highly receptive to technology companies, including e-commerce companies that enjoyed ready access to capital at attractive valuations. In the ensuing period of extreme volatility in e-commerce company valuations, however, very few e-commerce companies were able to raise capital in either public or private markets. It is important to realize that this market downturn represented a sharp decline in valuations only, not a decline in overall e-commerce business activity. The e-commerce industry grew quickly during and since this period, as consumers have migrated more and more from traditional retail points-of-purchase to the Internet.

          In spite of the perceived lack of interest by investors, certain types of e-commerce companies continue realizing significant growth, a direct reflection of consumers’ increasing demands for convenient and secure Internet-based shopping. As a result of these somewhat contradictory market forces — increased demand for e-commerce products against a decreased demand for e-commerce investments — many of the e-commerce companies that continue to operate today have successfully adapted to capital-constrained operating models that require a more conservative balance between growth and profitability than was demonstrated by the e-commerce pioneers of the late 1990’s. We believe that we can identify attractive acquisition candidates from within this group of surviving market participants.

          Acquisition Environment and Prospects. We have engaged, and expect to continue to engage, in preliminary discussions with prospective acquisition candidates and to continue to develop an analysis of the strategic industry acquisition landscape. These discussions focus primarily on Internet retailers of baby related products which are smaller than us in terms of revenues and content sites that focus on a female audience. These discussions and analyses suggest the following:

Growth Capital and Exit Opportunities are Scarce. The positive trends in the e-commerce industry have not yet resulted in a recognizable increase in private equity funding of baby, toddler and maternity online retail companies. Public and private capital markets are generally difficult to access, especially for those companies with inadequate board sponsorship or unproven public market leadership. Furthermore, as many of these potential targets have not attracted public or private investment in recent years, they tend not to have professional investors on their boards of directors or in their management teams. Also, large strategic acquirors are rarely attracted to developing companies of small size, a characteristic that describes much of the broader baby, toddler and maternity e-commerce industry.

We Possess Characteristics that Make Us an Attractive Acquiror. Based on preliminary discussions with potential acquisition targets, management believes that targets will view our plan as attractive primarily because of the following:

•	our sophisticated and seasoned management team and board of directors, who have significant experience working for and with companies engaged in substantial acquisition programs;
•	our efficient business model, which is characterized by high inventory turnover and an ability to rapidly expand product offerings with relatively minimal capital expenditures;
•	our well-defined growth strategy; and
•	a visible exit strategy that offers cash or publicly traded securities.

          Structure of Transactions Contemplated. We intend to acquire either the equity or the assets of acquisition targets. Depending on the needs of our targets, we anticipate using both cash and stock as consideration for these acquisitions.

          Acquisition Parameters. We intend to acquire companies that have the potential for significant growth, achievable independently or as a result of cross-marketing strategies that we implement subsequent to the acquisition. We will focus on companies that have exhibited historical profitability or those that can combine with our company to become profitable. Targeted companies will include direct competitors with broad product offerings, as well as those that focus on a specific product niche. Characteristics of targets that we would particularly value include an established strong domain name or brand recognition, mature Internet marketing relationships, stable supplier relationships and defendable market positions.

Recent Acquisitions

          On September 13, 2005, we acquired all of the shares of outstanding common stock of Huta Duna, Inc., which through the website, DreamtimeBaby.com, is a growing online retailer of brand name baby products that is focused primarily on high-quality bedding products.  The Company acquired the shares of Huta Duna common stock in exchange for approximately $6.4 million in cash and 53,165 shares of the Company’s common stock.

          On January 13, 2006, through our wholly owned subsidiary, we acquired substantially all of the assets of Posh Tots in exchange for $6.0 million in cash, a Promissory Note for $6.0 million, 237,248 shares of BabyUniverse common stock and warrants to purchase 110,000 shares of BabyUniverse common stock at a price of $8.10 per share.  Through its primary website, www.PoshTots.com, the Richmond-based PoshTots has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.  Beyond the baby and children’s segments, PoshTots recently extended its brand with the Fall 2005 introduction of a new website, www.PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers.  In March 2006, Posh Tots introduced another new website, www.PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by Posh Tots.

The Internet Shopping Experience

          We have designed our online retail stores to be the primary source for consumers to purchase baby, toddler and maternity products. We believe our attractive, easy-to-use websites offer consumers an enjoyable shopping experience as compared to traditional store-based retailers. A consumer shopping on our websites can, in addition to ordering products, browse the different departments of our stores, conduct targeted searches, view recommended products, visit our Gift Center, participate in promotions and check order status. In contrast to a traditional retail store, the consumer can shop in the comfort and convenience of his or her home or office.

          Our efficient website designs and commitment to excellent customer service enable us to deliver a superior shopping experience to consumers, the key components of which include the following:

          Convenient Shopping Experience. Our online stores provide customers with easy-to-use and easy-to-shop websites. They are available 24 hours a day, seven days a week and may be reached from the shopper’s home or office, or anywhere with Internet connectivity. Our hierarchical website designs and broad search ability make them easy to navigate and find specific brands and product types. During regular business hours, our customer service is readily available to further assist in finding the right product or answering any questions. Our broad product selection and extensive distribution network enables us to meet the needs of our customers located throughout the United States and Canada, especially those in rural or other locations that do not have convenient access to physical stores. Our gift registries, flexible payment methods, and online transaction security complements our overall convenient shopping experience.

          Extensive Product Selection and Innovative Merchandising. We offer a broader selection of baby, toddler and maternity products than would be economical or practical to stock in a traditional store for all but our largest competitors. We provide consumers with a comprehensive selection of both traditional, well-known brands and select specialty brands. The merchandising and/or placement of product on our websites are designed to ensure that our customers immediately view the most popular products in each department. We continually monitor our customer buying habits to determine our best-selling products in each category. The most popular products are then featured on our homepage and in various locations throughout the website with the intent to increase our sales conversion rate. We also suggest complementary or other related purchases in an effort to cross-sell products across our departments and promote impulse purchases by customers. Finally, our range of helpful and useful shopping services, such as our gift registries, enable us to display and promote our product selection in a flexible and targeted manner.

          Personalized Gift Registry. Our gift registries permit expectant parents to select the items that they wish to have their relatives and friends purchase and then permit the products to be purchased online from anywhere in the world for shipment to the registrant. We assist the registrants in notifying their relatives and friends of the registries by either sending an email announcement or by mailing to the registrants pre-printed invitation card inserts for distribution by the registrants themselves.

          Efficient Browsing Features. Our websites offer visitors a variety of highlighted subject areas and special features arranged in a simple, easy-to-use format intended to enhance product search, selection and discovery. By clicking on the permanently displayed department names, the consumer moves directly to the home page of the desired department and can quickly view promotions, bestsellers and featured products. Customers can use a quick keyword search in order to locate a specific product and can also execute more sophisticated searches based on pre-selected criteria depending upon the department. In addition, customers can browse specifically designed pages dedicated to products from key national and/or specialty brands that we choose to feature.

          Comprehensive Product Information. One of the advantages of an online retail store is the ability to provide more comprehensive product information and data. On our websites, customers can find detailed product information, including product descriptions, a list of accessories and related products that are available. We also offer buying guides, product comparisons, product specifications and instruction manuals so a customer can make an informed purchase decision. We also encourage customer feedback by allowing our customers to write product reviews.

          Highly-Rated Customer Service and Support. A key element of our sales strategy is our ability to provide a high level of customer service and support, including:

•	knowledgeable customer service;
•	product selection services and advice;
•	online order tracking and email confirmation; and
•	gift-wrapping.

          Additionally, in upcoming months, we also plan to implement other enhanced customer service features such as live online chat.

          We have historically maintained our customer service functions in-house instead of outsourcing these services. We believe that friendly and responsive customer service is an avenue for building brand recognition and customer loyalty.  We have evaluated providers of outsourced customer service functions and may continue to do so in the future.  We would only engage the services of an outsourced customer service provider if we felt that our expectations for a high level of customer service would be maintained. We believe that attentive, proactive customer service is an essential component of any e-commerce business model and, in particular, the baby product market requires superior customer service. Accordingly, we will continue allocating significant resources to the development and expansion of the customer service function.

Fulfillment Operations

          Currently, we purchase and fulfill our products to our customers through the following methods:

•	approximately 50% from our Las Vegas distribution center, which consists of approximately 23,000 square feet of warehouse space, and which recently replaced our Fort Lauderdale, FL warehouse;
•

approximately 40% via drop ship arrangements with manufacturers and vendors, wherein customer orders that are placed through our website are sent electronically to manufacturers or vendors that ship those orders directly to our customers;

•

approximately 10% through a fulfillment agent and a buying consortium, wherein customer orders that are placed through our website are sent electronically to these entities that ship those orders directly to our customers.

          As part of our organic growth strategy for the past several years, we gradually increased the fulfillment of certain of our best-selling products through our Florida distribution center from approximately 25% to 50%.  With the opening of our larger Las Vegas distribution center in December 2005, which replaced our 6,000 square feet distribution center in Florida, we intend to continue gradually increasing the percentage of our orders fulfilled in-house.

Marketing and Advertising

          Our marketing and advertising efforts have historically been almost entirely online initiatives, but we intend to aggressively pursue efficient methods of reaching additional potential customers through innovative offline advertising and marketing initiatives. In addition, PoshTots has historically utilized a printed catalog as one of its marketing channels, a practice that we expect to continue. We have developed a marketing strategy designed to increase brand recognition, generate consumer traffic, acquire customers, build a loyal customer base and maximize repeat purchases. Our primary target market is expectant parents, with women representing by far the largest segment of our customer base, and relatives and friends who purchase baby, toddler and maternity products. Our marketing initiatives primarily consist of the following:

          Portal and Targeted Website Advertising. A primary vehicle for our online advertising is the optimized search results on websites with high traffic volumes. We currently maintain advertising relationships or have preferred placement agreements with many search engines including, MSN, Overture, Google, and Yahoo! among others. Through these relationships, we advertise on websites that appeal to our target customer base.

          Exclusive Partnerships with High Traffic Shopping Sites.  Due to our broad selection of product offerings and our expanding presence through multiple websites, we believe we are best able to support the baby product offerings of select high traffic shopping websites like Buy.com and Amazon.com. We recently signed an agreement with Buy.com as a  fulfillment provider of baby related products. We have also been one of several partners offering baby related products to customers on Amazon.com. With the recent announcement that Toys R Us and Babies R Us are ending their agreement with Amazon.com, we believe that our one-year growing  relationship as a baby products supplier to Amazon.com shoppers can be expanded.  We will also continue to pursue agreements with other female oriented content based websites as their preferred e-commerce partner.

          E-mail Marketing. We utilize an electronic direct marketing program to encourage repeat purchases and customer retention, generate referral business and provide access to increasing numbers of prospective customers.  We recently implemented additional e-mail list marketing initiatives, which have been developed and used successfully by our most recent acquisition, PoshTots.com.

          Affiliate Program. We also acquire customers by offering a web-marketing affiliate program that is intended to extend the reach of our brand and draw consumers from a variety of other websites. By joining our web-marketing affiliate program, operators of other websites earn commissions and enhance their websites by providing their visitors access to our content and information as well as our extensive selection of baby and toddler products.

          Printed Catalog.  PoshTots has historically utilized a printed catalog as one of its marketing channels.  We expect to continue this practice for PoshTots.com and to evaluate including a printed catalog as a marketing channel for our other websites.

          Once a customer completes a purchase, we focus on establishing a continuing relationship with that customer in order to encourage repeat purchases. To acquire new customers, we leverage our relationships with existing customers by encouraging them to refer friends and family. We also utilize permission based email marketing to non-buying visitors who indicate a desire to continue to be advised of our offerings.

Seasonality

          We operate in the retail sales industry, which is seasonal and subject to general economic conditions, consumer spending and other factors. Our historical results of operations have been moderately seasonal, reflecting a general pattern of peak sales in mid-fourth quarter. Companies operating in the retail sales industry typically realize a disproportionate amount of their net sales during the fourth quarter of each calendar year. If our business begins to more closely reflect industry norms for seasonality, we may incur significant additional expenses during our fourth quarter, including higher inventory of product and additional staffing in our fulfillment and customer support operations, in anticipation of increased sales activity.

Competition

          We operate in a highly competitive environment. We principally compete with a variety of mass merchandisers, discount stores, department stores, Internet retailers, specialty retailers and catalog merchandisers that offer products similar to or the same as our products. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our financial condition and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. We currently or potentially compete with a variety of other companies that sell baby, toddler and maternity products, including:

•

traditional store-based retailers, such as Babies R Us, Baby Gap and USA Baby, and online efforts from these retailers such as BabiesRus.com and its partnership with Amazon.com, which is ending as a result of recent litigation;

•	other online retailers, such as Babycenter.com and Babyage.com;
•	major discount retailers such as Wal-Mart, Target and K-mart;
•	catalog retailers;
•	vendors that currently sell some of their products directly online;
•	other online retailers that include baby, toddler and maternity products as part of their product offerings such as Amazon.com; and
•	Internet portals and online service providers that feature shopping services, such as AOL, Yahoo! and MSN.

          We believe that the principal competitive factors in our market are product selection and quality, price, customer service and support, brand recognition, reputation, reliability and trust, web site features and functionality, convenience and delivery performance. We believe that we compare favorably in the online market for brand name baby products by offering detailed product information, broad product selection, competitive pricing and knowledgeable customer support to our customers.

          Many of our traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater resources, particularly financial and marketing resources. Many of these competitors can devote substantially more resources to website development than we can. In addition, large, well-established and well-financed entities may join with online competitors in the future. Our competitors may be able to secure products from vendors on more favorable terms, offer popular products to which we do not have access, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

          The baby, toddler and maternity product industries and the online commerce sector are highly competitive, dynamic in nature and have undergone significant changes over the past several years and will likely continue to undergo significant changes. Our ability to anticipate and respond successfully to these changes is critical to our long-term growth and we cannot assure you that we will anticipate and respond successfully to changes in the baby and toddler product industry and online commerce sectors. If we are unable to maintain our market share or compete effectively in the baby, toddler and maternity product market, our business, financial condition and operating results could be adversely affected.

Information Technology and Systems

          We have used proprietary information technology systems for order fulfillment, merchandising and our e-commerce platform since our inception. We are continually improving the overall technology infrastructure to improve the shopping experience, order fulfillment capabilities and technical capacity.  We successfully completed a system conversion project during 2005 to replace our accounting and financial reporting system with software provided by a major software vendor, as well as several projects to improve the security and reliability of our networks.

          During 2006, we are continuing our technology improvements with two additional important projects.  The first relates to the implementation of a system to improve our warehouse management system, which coincides with the opening of our new distribution center in Las Vegas in January 2006, and which is scheduled to be completed during April 2006.  The second project relates to the replacement of our proprietary e-commerce platform through an outsourcing contract with a major vendor.  The conversion to an outsourced e-commerce platform will be completed in stages.  We expect that our BabyUniverse and Dreamtime Baby business units will be converted to the new e-commerce platform by May 1, 2006 and July 1, 2006, respectively.  The final phase of the conversion, for our Posh Tots business unit, is anticipated to occur during the second half of 2006.

          Our information technology systems are currently, and will continue to be, hosted and backed up by third party providers. The facilities hosting our servers provide redundant heating, ventilation, air conditioning, power and Internet connectivity. The back-up facilities are in place to protect our operations in the event of hardware failure or facility failure and/or regional Internet or communications failures. In the event that our service providers experience a disruption in operations or cease operations for any reason, we will switch to back-up hosting facilities.

          Our ability to receive and fulfill orders successfully through our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems, including the successful conversion of those systems that are undergoing replacement or upgrade. Our systems and operations are vulnerable to unanticipated difficulties encountered during system conversion, upgrade or replacement, as well as to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, terrorist attacks, natural disasters and other catastrophic events, and errors in usage by our employees and customers. Any significant interruption in the availability or functionality of our websites, or our order processing, fulfillment, distribution or communications systems for any reason could seriously harm our business.

Intellectual Property

          We believe that our registered trademarks, “BabyUniverse.com”, “DreamtimeBaby.com”, “PoshTots.com” and “PoshLiving.com”, and the brand name recognition that we have developed are of significant value. We strive to preserve the quality of our brand names and protect our trademarks and other intellectual property rights to ensure that the value of our proprietary rights is maintained. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights. These include copyright and trade secret laws and confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and internationally. However, effective intellectual property protection may not be available in every country in which our products and services are made or will be made available online. For example, a company named Baby Universe based in New Zealand that uses the domain name babyuniverse.co.nz sells baby products via the Internet. If we are unable to protect or preserve the value of our intellectual property for any reason, our business would be harmed.

          We also rely on technologies and products that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology and products of lower quality or at greater cost, which could materially adversely affect our business, operating results and financial condition. Further, third parties may claim infringement by us with respect to our use of current or future technologies, whether developed by us or licensed from other parties. In addition, third parties may claim that the sale of one or more of our product offerings infringes their intellectual property rights.

We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, with or without merit, could be time consuming, result in costly litigation, cause service upgrade delays, cause us to discontinue use of a particular technology or the availability of a particular product offering, require us to pay monetary damages or enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, operating results and financial condition.

Government Regulation

          We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or online commerce. However, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Further, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online company regarding the manner in which personal information is collected from users and provided to third parties. The adoption of additional privacy or consumer protection laws could create uncertainty in Internet usage and reduce the demand for our products and services.

          We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty for those conducting online commerce. This uncertainty could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased fulfillment costs.

          In addition, because our products and services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state. Currently, we are qualified to do business in the states of Florida, California, Nevada and Virginia. Our failure to qualify to do business in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business and results of operations.

Employees

          As of March 14, 2006, we had 62 full time employees, including 25 employees related to the Posh Tots business acquired on January 13, 2006. Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses.

          We commenced operations in 1997 and have a limited operating history. As a result, it is difficult to accurately forecast our revenue and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future revenues. Revenues and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Some of our expenses are fixed and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues. This inability could cause our net income in a given quarter to be lower than expected.

We have incurred significant operating losses in the past and may not be able to sustain profitability in the future.

          We experienced significant operating losses from our commencement of operations and were not profitable on a full year basis except for 2004. As a result, our business has a limited record of profitability and may not become profitable or increase in profitability. If we are unable to acquire baby, toddler and maternity products at commercially reasonable prices, if revenues decline or if our expenses otherwise exceed our expectations, we may not be able to sustain or increase profitability on a quarterly or annual basis.

          As a result of our significant operating losses in prior periods, we have accrued substantial net operating loss carryforwards. If we are unsuccessful in generating sufficient net income in future periods, these assets may expire before they are utilized.

Our quarterly operating results may fluctuate and could be below expectations because we operate in the retail sales industry, which is seasonal.

          We operate in the retail sales industry, which is seasonal and dependent on general economic conditions, consumer spending and other factors. Our historical results of operations have been moderately seasonal, reflecting a general pattern of peak sales in mid-fourth quarter. We believe that our limited operating history and historical growth trends may have masked the effect of typical seasonal fluctuations. We cannot assure you that our business will continue its historical growth trend, or that it will not conform to industry norms for seasonality in future periods. Companies operating in the retail sales industry typically realize a disproportionate amount of their revenues during the fourth quarter of each calendar year. If our business begins to reflect industry norms for seasonality, we may incur significant additional expenses during our fourth quarter, including higher inventory of product and additional staffing in our fulfillment and customer support operations, in anticipation of increased sales activity. Consequently, if we were to experience lower than expected revenues during any future fourth quarter, whether from a general decline in economic conditions or other factors beyond our control, it would have a disproportionately large impact on our operating results and financial condition for that year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment activities and may cause a shortfall in revenues as compared to expenses in a given period, which would substantially harm our financial condition and results of operations.

Purchasers of baby, toddler and maternity products may not choose to shop online, which would prevent us from increasing revenues.

          The online market for baby, toddler and maternity products is significantly less developed than the online market for books, music and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract consumers who have historically purchased baby, toddler and maternity products through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers.

Specific factors that could dissuade consumers from purchasing baby, toddler and maternity products from us include:

•

concerns about buying baby, toddler and maternity products such as luxury strollers, expensive car seats and bedding for their child without a physical storefront, face-to-face interaction with sales personnel and the ability to physically handle and examine products;

•	delivery time and/or costs associated with Internet orders;
•	product offerings that do not reflect consumer tastes and preferences;
•	pricing that does not meet consumer expectations;
•	concerns about the security of online transactions and the privacy of personal information;
•	delayed shipments or shipments of incorrect or damaged products; and
•	inconvenience associated with returning or exchanging purchased items.

We intend to undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing shareholders.

          A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites through internal development and growth. However, we intend to selectively pursue strategic acquisitions of companies in our industry. Integrating any newly acquired companies may be expensive and time-consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders. Any such acquisition may involve a number of risks, including:

•

Financial risks, such as (1) potential liabilities of the acquired companies; (2) costs associated with integrating acquired operations and businesses; (3) the dilutive effect of the issuance of additional equity securities; (4) the incurrence of debt; (5) the financial impact of valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and the amortization of other intangible assets; (6) possible adverse tax and accounting effects; and (7) overpayment for the company.

•

Operating risks, such as (1) the diversion of management’s attention to the integration of the businesses to be acquired; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the risk that key employees of the acquired businesses will leave after the acquisition; and (5) unforeseen difficulties in the acquired operations.

          We cannot assure you that we will be able to consummate any acquisitions or, if consummated, successfully integrate the operations and management of future acquisitions. If we are unable to attract and consummate acquisitions, our growth could be adversely impacted.

We may not succeed in continuing to establish our brands, which would prevent us from acquiring customers and increasing our revenues.

          Since we have a limited operating history, a significant component of our business strategy is the continued establishment and promotion of the BabyUniverse, DreamtimeBaby, PoshTots, PoshLiving and PoshCravings brands. Due to the highly-fragmented and competitive nature of the online market for baby, toddler and maternity products, if we do not continue to establish our brands, we may fail to build the critical mass of customers required to substantially increase our revenues. Promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high quality customer experiences. To promote our brands, we have incurred and will continue to incur substantial expenses related to advertising, public relations and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our financial condition and results of operations.

We face significant competition and may be unsuccessful in competing against current and future competitors.

          The baby, toddler and maternity products retail industry is intensely competitive, and we expect competition in the market to increase and intensify in the future. Increased competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our financial condition and results of operations. Current and potential competitors include:

•	independent specialty stores;
•	retail baby, toddler and maternity products store chains;
•	other online retailers that sell baby, toddler and maternity products;
•	department stores, chain stores and mass retailers;
•	catalog and television shopping retailers;
•	discount superstores and wholesale clubs; and
•	online auction websites.

          Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products.

          Some of our competitors seeking to establish an online presence may be able to devote substantially more resources to website systems development and exert more leverage over the supply chain for baby, toddler and maternity products than we can. In addition, larger, more established and better capitalized entities may acquire, invest in or partner with traditional and online competitors as use of the Internet and other online services increases. Our online competitors can duplicate many of the products, services and content we offer, which could harm our financial condition and results of operations.

In order to increase revenues and to sustain or increase profitability, we must attract customers in a cost-effective manner.

          Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our website. We rely on these relationships as significant sources of traffic to our website. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with which we have online-advertising arrangements could provide advertising services to other online or traditional retailers, including retailers with whom we compete. As a result, these parties may be reluctant to enter into or maintain relationships with us. Without these relationships, traffic to our websites could be reduced, which would substantially harm our financial condition and results of operations.

The shopping comparison portals on which we list our products (and through which we currently generate a significant percentage of our customer orders) may alter the terms of their merchant agreements at will, exposing us to a number of risks, including higher fees and an increased challenge of gaining prominent placement of our products on these portals.

          By virtue of the listing of our products on the various shopping comparison portals through which we currently generate a significant percentage of our customer orders, we are subject to the terms and conditions of such portals’ merchant and similar agreements. These agreements differ from one shopping comparison portal to another, but, in general, they provide that the comparison shopping portals can freely alter the terms and conditions of such agreements.

          This exposes us to a number of potential risks, including the risk that any or all of these portals may:

•	implement policies that prohibit our multiple website marketing strategy;
•	given their relative bargaining power as compared to listing merchants such as us, raise the minimum fees that some of these portals impose; and
•

alter the bases for a merchant’s initial or default listing on certain of these portals, which currently are dependent on such variables as the product price points or the quality of the merchant’s customer review ratings.

          Changes in the terms and conditions of our merchant and similar agreements with the shopping comparison portals on which we list our products could change or limit our marketing strategies, which may, in turn, disadvantage us relative to our competitors, particularly those with greater financial resources, increase our operating expenses and otherwise harm our business.

Our failure to meet customer expectations with respect to price would adversely affect our financial condition and results of operations.

          Demand for our products has been highly sensitive to pricing changes. In fact, we believe that a significant percentage of our online shoppers are greatly motivated by price. While we maintain manufacturer’s suggested retail pricing for some popular products, certain of our competitors may discount products below these levels. We may, therefore, be forced to lower prices for certain products. Any such changes in our pricing strategies have had and may continue to have a significant impact on our revenues, gross margins and net income. If we fail to meet customer expectations with respect to price in any given period, our revenues may be negatively impacted and our financial condition and results of operations would suffer.

We rely primarily on the sale of baby, toddler and maternity products for our revenues, and demand for these products could decline.

          The volume and dollar value of purchases of baby, toddler and maternity products, such as strollers, car seats and bedding, may significantly decrease during economic downturns. The success of our business depends in part on macroeconomic factors such as employment levels, salary levels, tax rates and credit availability, all of which affect consumer spending and disposable income. Any reduction in consumer spending or disposable income may affect us more significantly than companies in other industries.

          Our revenues and results of operations are, in part, dependent on the demand for strollers, car seats and bedding. Should prevailing consumer tastes for these products decline, demand for our products would decline and our business and results of operations would be substantially harmed.

Our brands and reputation and our ability to increase revenues may depend on our ability to successfully expand our product offerings.

          Our ability to significantly increase our revenues and maintain and increase our profitability may depend on our ability to successfully expand our product lines and our targeted product end user age group beyond our current offerings. Specifically, we intend to expand our product offerings in the toddler and maternity markets. If we offer a new product category that is not accepted by consumers or if we offer a series of products that are recalled for safety reasons, our brands and reputation could be adversely affected, our revenues may fall short of expectations and we may incur substantial expenses that are not offset by increased revenues. Expansion of our product lines may also strain our management and operational resources.

If we decide to offer new product lines or categories, we may jeopardize our current reputation and experience a decline in our operating results.

          We currently generate substantially all of our revenue from the sale of baby products. If we decide to commence offering new product lines or categories, our internal sales and delivery processes may not prove effective with respect to such other product categories. In addition, expansion into new product lines or categories may require us to incur significant marketing expenses and capital investments, develop sourcing arrangements with new vendors and comply with additional regulatory requirements. These requirements could strain our managerial, financial and operational resources.

Additional challenges that may affect our ability to expand into new product categories include our ability to:

•	attract and retain suppliers to provide the expanded line of products to our customers on terms that are acceptable to us;
•	establish or increase awareness of new brands and product categories;
•	successfully market these new product offerings to existing and new customers;
•	achieve and maintain a critical mass of customers and orders across these product categories; and
•	maintain quality control over merchandise drop shipped directly by our suppliers to our customers.

          We may not be able to successfully address any or all of these challenges. This could hamper a component of our growth strategy, damage our reputation in the eyes of our existing customers or suppliers, and cause a decline in our results of operations.

If our fulfillment operations are interrupted for any significant period of time, our reputation and brand could be damaged and our financial condition and results of operations would be substantially harmed.

          Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. A portion of our inventory management, packaging, labeling and product return processes are performed from multiple facilities operated by other companies. Our newly-opened Las Vegas fulfillment center is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not currently maintain back-up power systems at our Las Vegas fulfillment center. Our insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center or a fulfillment center of one of our fulfillment vendors is interrupted. We may transfer or expand our fulfillment operations to a larger, or multiple fulfillment centers in the future. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the transfer to a new facility or the conversion to newly developed warehouse management systems, could damage our reputation and brand and substantially harm our financial condition and results of operations.

Our failure to acquire inventory at commercially reasonable prices would result in higher costs and lower gross margins and damage our competitive position.

          We purchase products for resale either directly from manufacturers, via drop ship arrangements or through our newly opened Las Vegas distribution center, or, to a lesser degree, through our California fulfillment agent. If we are unable to acquire inventory at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer prices to customers that are at or below those of traditional baby retailers. We do not have supply agreements with our suppliers or such agreements are cancelable upon 30 days notice, and therefore, they can stop supplying us products at any time, for no reason and with limited or no notice. Our inability to maintain and expand these and other inventory supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our financial condition and results of operations.

If we fail to successfully expand our fulfillment capabilities, we may not be able to increase our revenues.

          We fulfill approximately 50% of our orders through our leased Las Vegas fulfillment center. We therefore rely extensively on other companies to fulfill our orders. If we or our vendors fail to quickly and efficiently fill customer orders, our operating results may suffer. The increased demand and other considerations may require us to significantly expand our fulfillment capabilities and facilities in the future. If we or our vendors do not successfully expand our or their fulfillment capabilities to accommodate increases in demand, we may not be able to substantially increase our revenues. Our efforts at expanding our fulfillment capabilities may cause disruptions in other areas of our business which could substantially harm our business and results of operations.

We rely on our suppliers and third-party carriers as a large part of our fulfillment process, and these third parties may fail to adequately serve our customers.

          In general, we extensively rely on our suppliers to promptly ship products to us or directly to the customers. Any failure by our suppliers to sell and ship such products to us or our customers will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party shippers to ship products to us or directly to the customers. We also rely on third-party shippers for product shipments to our customers. We are therefore subject to the risks, including employee strikes and inclement weather, associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. Our suppliers’ and third-party carriers’ failure to deliver products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our financial condition and results of operations.

If we are unable to accurately manage our inventory, our costs of goods sold may increase more than expected and our reputation, financial condition and results of operations could suffer.

          While we have historically maintained low levels of inventory, we have recently begun to increase the levels of inventory we carry. Therefore, changes in consumer tastes for our products will subject us to increased inventory risks. The demand for specific products can change between the time we order an item and the date we receive it. Also, if we, our drop shippers or our fulfillment partner under-stock one or more of our products, we may not be able to obtain additional units in a timely manner on terms favorable to us, if at all, which would damage our reputation and substantially harm our business and results of operations. In addition, if demand for our products increases over time, we may be forced to increase inventory levels. If one or more of our products does not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, or may not be able to sell the product at all, which would substantially harm our financial condition and results of operations.

Our failure to effectively manage the growth in our operations may prevent us from successfully expanding our business.

          We have experienced, and in the future may experience, rapid growth in operations which has placed, and could continue to place, a significant strain on our operations, services, internal controls and other managerial, operational and financial resources. To effectively manage future expansion, we will need to maintain and/or expand our operational and financial systems and managerial controls and procedures, which include the following processes:

•	transaction-processing and fulfillment;
•	inventory management;
•	customer support;
•	management of multiple supplier relationships;
•	operational, financial and managerial controls;
•	reporting procedures; and
•	training, supervision, retention and management of our employees.

          If we are unable to manage future expansion, our ability to provide a high quality customer experience could be harmed, which would damage our reputation and brand and substantially harm our financial condition and results of operations.

Any significant interruption in the availability or functionality of our websites, or our order processing, fulfillment, distribution or communications systems for any reason could seriously harm our business.

          We have used proprietary information technology systems for order fulfillment, merchandising and our e-commerce platform since our inception. We are continually improving the overall technology infrastructure to improve the shopping experience, order fulfillment capabilities and technical capacity.  In that regard, we successfully completed a system conversion project during 2005 to replace our accounting and financial reporting system with software provided by a major software vendor, as well as several projects to improve the security and reliability of our networks.

          During 2006, we are continuing our technology improvements with two additional important projects.  The first relates to the implementation of a system to improve our warehouse management system in our newly-opened distribution center in Las Vegas.  The second project relates to the replacement of our proprietary e-commerce platform through an outsourcing contract with a major vendor.

          Our ability to receive and fulfill orders successfully through our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems, including the successful conversion of those systems that are undergoing replacement or upgrade. Our systems and operations are vulnerable to unanticipated difficulties encountered during system conversion, upgrade or replacement, as well as to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, terrorist attacks, natural disasters and other catastrophic events, and errors in usage by our employees and customers. Any significant interruption in the availability or functionality of our websites, or our order processing, fulfillment, distribution or communications systems for any reason could seriously harm our business.

If the hosting facilities where substantially all of our computer and communications hardware is located fail, our ability to effectively conduct business would be harmed.

          Our ability to successfully receive and fulfill orders and to provide high quality customer service depends in part on the efficient and uninterrupted operation of our computer and communications systems. Our systems and operations are vulnerable to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins and similar events. We do not presently have entirely redundant systems in multiple locations and our business interruption insurance may be insufficient to compensate us for losses that may occur. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data, the inability to accept and fulfill customer orders or the unauthorized disclosure of confidential customer data. The occurrence of any of the foregoing risks could substantially harm our financial condition and results of operations.

We rely on the services of our key personnel, any of whom would be difficult to replace.

          We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel, our business could suffer. Our future success depends on our retention of key employees, including John C. Textor, our Chairman of the Board and Chief Executive Officer,  Jonathan Teaford, Executive Vice President, Karen Booth Adams, Chief Executive Officer of Posh Tots, Robert Brown, Chief Financial Officer, and John Studdard, Chief Technology Officer, all of whom we rely on for management of our company, development of our business strategy and management of our strategic relationships. Executive officers of the Company are bound by employment and noncompetition agreements. However, many of our other key technical, fulfillment or management personnel are not bound by employment or noncompetition agreements, and, as a result, these employees could leave with little or no prior notice.

Failure to adequately protect our intellectual property could damage our reputation and brands and substantially harm our business, financial condition and results of operations.

          Our success depends to a significant extent upon the protection of our proprietary intellectual property rights. We rely on a combination of trademark, trade secrets, copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties may attempt to copy aspects of our website features and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our website, our content and our trademarks.

          We have registered “BabyUniverse.com”, “DreamtimeBaby.com”, “PoshTots.com”, “PoshLiving.com” and “PoshCravings.com” and the related logos as trademarks in the U.S. and Canada. We have also applied for the registration of the logos in their current formats in the United States and expect to continue to pursue the registration of our key service marks in relevant jurisdictions from time to time. There can be no assurance that any of these applications will be approved, that any issued registration will protect our intellectual property or that third parties will not challenge our marks. In addition, it is possible that trademark protection may not be available or may not be sought in every country in which our services are made available online.

          Our competitors have, and other competitors may, adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential infringement claims brought by owners of other registered trademarks that incorporate variations of our trademarks or servicemarks. Any claims or customer confusion related to our trademarks or service marks could damage our reputation and brands and substantially harm our business, financial condition and results of operations.

          We currently hold several Internet domain names. Domain names generally are regulated by Internet regulatory bodies. We have not registered any country-specific domain names. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Either result could substantially harm our business and results of operations. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain relevant domain names in all of the countries in which we currently or intend to conduct business.

          The domain name babyuniverse.co.nz is registered and owned by a company named Baby Universe based in New Zealand. We are not related to or affiliated with the New Zealand company. The New Zealand company sells baby products via the Internet and appears to be focused substantially on the markets of Australia and New Zealand, as it claims on its website that many of its overseas customers place orders for friends and relatives living in Australia and New Zealand. The New Zealand company also claims it can ship to and has customers located in the United States, Canada and other countries where we conduct or intend to conduct business in the future. We have advised the New Zealand website to cease and desist from shipping goods into the United States. Our inability to successfully assert the priority of our rights in the BabyUniverse or our other names, trademarks and brands in the United States or other countries could harm our business and results of operations.

          Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could substantially harm our business and results of operations. Finally, we intend to sell our products internationally, and the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.

          Other parties may assert infringement or unfair competition claims against us. In the past, we have received notices from third parties alleging that our service marks infringe proprietary rights held by them. We may receive other similar notices from, or have lawsuits filed against us by, third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from operating our business as planned or whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel or product shipment delays. Furthermore, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.

Increased product returns and the failure to accurately predict product returns could substantially harm our business and results of operations.

          We offer our customers 30 to 60-day return policies that allow our customers to return most products (except special order items that are subject to a 30% restocking fee) if they are not satisfied with their purchase for any reason. Actual merchandise returns are difficult to predict and may significantly exceed our projections or our expectations. Any significant increase in merchandise returns above our allowances would substantially harm our business, financial condition and results of operations.

We may be unsuccessful in expanding our operations internationally.

          To date, we have made very limited international sales, but we anticipate expanding our international sales in the long term. Any international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We have minimal experience in selling our products in international markets or in conforming to the local cultures, standards or policies necessary to successfully compete in those markets. We do not currently have any international fulfillment, distribution or server facilities or any website content localized for foreign markets and we cannot be certain that we will be able to establish a global presence if we choose to expand internationally. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand internationally may also be limited by the demand for our products and the adoption of e-commerce in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our financial condition and results of operations to suffer.

          Any future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and shippers relationships;
•	unexpected changes in international regulatory requirements and tariffs;
•	higher costs, and longer delivery times, associated with international shipping;
•	difficulties in staffing and managing foreign operations;
•	longer payment cycles from credit card companies;
•	potential adverse tax consequences;
•	lack of infrastructure to adequately conduct e-commerce transactions or fulfillment operations;
•	the inability to use our various brand names or trademarks;
•	price controls or other restrictions on or fluctuations in foreign currency; and
•	difficulties in obtaining export and import licenses.

          Our failure to successfully expand our operations internationally may cause our financial condition and results of operations to suffer.

Risks Related to Our Industry

If use of the Internet, particularly with respect to online commerce, does not continue to increase as rapidly as we anticipate, our business will be harmed.

          Our future revenues and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our target customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly publicized failures by some online retailers to meet consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brand and substantially harm our financial condition and results of operations.

          In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:

•	the need to develop new supplier and shipper relationships;
•	actual or perceived lack of security of information or privacy protection;
•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and
•	excessive governmental regulation.

          Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on a contextually rich website that requires the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high speed Internet connectivity technologies.

Our revenues may be negatively affected if we are required to charge taxes on purchases.

          We do not collect or have imposed upon us sales or other taxes related to the products we sell, except for certain corporate level taxes and sales taxes with respect to purchases shipped to customers located in the states of Florida, California, Nevada and Virginia. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our financial condition and results of operations.

          Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the states of Florida, California, Nevada and Virginia from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the states of Florida, California, Nevada and Virginia could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than Florida, Nevada and Virginia. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future revenues.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could substantially restrict our ability to do business and harm our financial condition and results of operations.

          We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may substantially harm our financial condition and results of operations.

Our failure to protect confidential information of our customers and our network against security breaches could damage our reputation and brand and substantially harm our financial condition and results of operations.

          A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks, and a failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a significant number of our customers authorize us to bill their credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could damage our reputation and brands and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

Interruptions to our systems that impair customer access to our websites would damage our reputation and brands and substantially harm our financial condition and results of operations.

          The satisfactory performance, reliability and availability of our websites, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels. Any future systems interruption that results in the unavailability of our websites or reduced order fulfillment performance could result in negative publicity, damage our reputation and brands and cause our business and results of operations to suffer. Although we have not experienced any material disruption in our services to date, we may be susceptible to such disruptions in the future. We may also experience temporary system interruptions for a variety of other reasons in the future, including power failures, software errors or an overwhelming number of visitors trying to reach our websites during periods of strong demand or promotions. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems, and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

Our failure to address risks associated with credit card fraud could damage our reputation and brands and may cause our financial condition and results of operations to suffer.

          Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our revenues increase. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brands and substantially harm our financial condition and results of operations.

Our failure to rapidly respond to technological change could result in our services or systems becoming obsolete and substantially harm our financial condition and results of operations.

          As the Internet and online commerce industries evolve, we may be required to license emerging technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our websites, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. Our failure to do so would substantially harm our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          We do not own any real property.  We lease approximately 9,800 square feet of office and warehouse space for our corporate headquarters and distribution center in Ft. Lauderdale, Florida under a lease that expires in May 2008.  On March 16, 2006 we signed a 5-year and 9-month lease for approximately 9,700 square feet of office space in Jupiter, Florida for the relocation of BabyUniverse, Inc. corporate headquarters. The lease commences on April 1, 2006 and the monthly lease cost is approximately $25,000.

          On December 15, 2005 we signed a lease for approximately 23,000 square feet of warehouse space for a new distribution center in Las Vegas, Nevada that will replace the BabyUniverse distribution center in Ft. Lauderdale, Florida and the Dreamtime Baby warehouse in Culver City, California.

          We lease approximately 4,000 square feet of office and warehouse space for our Dreamtime Baby business in Culver City, California under a lease that expires on March 31, 2006.  Prior to that time, Dreamtime Baby’s inventory and certain of its employees will be relocated to the Company’s new distribution center in Las Vegas, Nevada.

          We lease approximately 7,625 square feet of office and warehouse space for the Posh Tots headquarters in Glen Allen, Virginia under a lease that expires on August 31, 2006. On February 28, 2006 we signed a lease for approximately 12,000 square feet of office and warehouse space to replace the existing headquarters space.

ITEM 3.	LEGAL PROCEEDINGS

          We are not involved in any material litigation, administrative or governmental proceeding and none is believed by our management to be threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2005.

          PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

          Our common stock began trading on the American Stock Exchange under the symbol “BUN” on August 3, 2005.  The following table shows the high and low prices for our common stock, as reported by the American Stock Exchange, for the third and fourth quarter of fiscal year 2005.  The prices shown have been rounded to the nearest $1/100.  As of March 16, 2006, the approximate number of shareholders of record of the Company’s common stock was 23, and the approximate number of beneficial owners of the Company’s common stock was 1,694.

	2005

	High	Low

Third Quarter	$12.00	$7.70
Fourth Quarter	$9.80	$7.10

          We have not paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

(b)

          On August 2, 2005, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold two million shares of common stock at $9.50 per share. The Company’s common stock commenced trading on August 3, 2005. The offering closed on August 8, 2005, and the Company received net proceeds of approximately $16.3 million (after payments to underwriters of $1.9 million, issuance of 130,000 warrants and additional estimated offering expenses of $757,000). The warrants to purchase 130,000 shares of the Company’s common stock are initially exercisable by the underwriters on or after February 5, 2006 and until the close of business on August 2, 2010 at a purchase price of $11.875 per share. The Company stated then that it would use most of the net proceeds of its initial public offering to fund the initial phase of its acquisition strategy.

          On September 13, 2005, we acquired all of the shares of outstanding common stock of Huta Duna, Inc., which through the website, DreamtimeBaby.com, is a growing online retailer of brand name baby products that is focused primarily on high-quality bedding products.  The Company acquired the shares of Huta Duna common stock in exchange for approximately $6.4 million in cash and 53,165 shares of the Company’s common stock.

At December 31, 2005, the Company’s cash and cash equivalents amounted to approximately $9,926,000.

          On January 13, 2006, through a wholly owned subsidiary, we acquired substantially all of the assets of Posh Tots, LLC (“Posh Tots”), in exchange for $6.0 million in cash, a Promissory Note for $6.0 million, 237,248 shares of BabyUniverse common stock and warrants to purchase 110,000 shares of BabyUniverse common stock at a price of $8.10 per share.

(c)	Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$23,702	$14,267	$8,842	$5,012	$3,130
Cost of goods sold	17,417	10,591	6,405	3,637	2,356

Gross profit	6,285	3,676	2,437	1,375	774
Operating expenses	6,927	3,456	2,597	1,722	1,317

Operating income (loss)	(642)	220	(160)	(347)	(543)
Other income (expenses)	178	1	(41)	`	(32)

Income (loss) before income taxes	(464)	221	(201)	(347)	(575)
Provision for income taxes (1)	28	—	—	—	—

Net income (loss	$(492)	$221	$(201)	$(347)	$(575)

Earnings (loss) per common share
Basic	$(0.13)	$0.10	$(0.19)	$(0.40)	$(0.70)

Diluted	$(0.13)	$0.07	$(0.19)	$(0.40)	$(0.70)

Weighted average common shares outstanding
Basic	3,667,913	2,285,382	1,073,369	857,386	823,492
Diluted	4,142,075	2,999,169	2,960,294	1,204,806	832,650

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	9,926	613	223	97	93
Working capital	8,656	(727)	(770)	(700)	(400)
Total assets	19,737	1,373	409	366	253
Total shareholders’ equity (deficit)	16,145	(466)	(690)	(599)	(267)

(1)  We did not pay federal income taxes in 2001, 2002, 2003, or 2005 due to our net losses, nor in 2004 due to the application of net loss carry forwards. As of December 31, 2005, we had $2,639,749 of net loss carry forwards, which expire in various years through 2025.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of financial condition and results of operations should be read together with “Selected Financial Data,” and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

          BabyUniverse, Inc., through its websites BabyUniverse.com, PoshTots.com, and DreamtimeBaby.com, is a leading online retailer of brand-name baby, toddler and maternity products in the United States. We also offer furniture and other home accessories through PoshLiving.com.  Our online e-zine and content site, PoshCravings.com, offers advertising-sponsored, female-oriented content.  With the recent acquisition of PoshTots,  BabyUniverse has expanded its business to include e-commerce and e-content offerings focused on this country’s most affluent online female consumers.

          BabyUniverse is pursuing a dual strategy of organic growth and acquisition growth that is designed to establish BabyUniverse as the leader in the online baby marketplace. Beyond the baby segment, the Company intends to leverage its efficient and growing e-commerce platform to acquire other female-oriented e-commerce, marketing and new media companies.  The overall objective of BabyUniverse is to establish a market- leading e-commerce and new media business focused on the high-growth female marketplace.

          On August 2, 2005, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold two million shares of common stock at $9.50 per share. The Company’s common stock commenced trading on August 3, 2005. The offering closed on August 8, 2005, and the Company received net proceeds of approximately $16.3 million (after payments to underwriters of $1.9 million, issuance of 130,000 warrants and additional estimated offering expenses of $757,000). The warrants to purchase 130,000 shares of the Company’s common stock are initially exercisable by the underwriters on or after February 5, 2006 and until the close of business on August 2, 2010 at a purchase price of $11.875 per share. The Company will use most of the net proceeds of its initial public offering to fund the initial phase of its acquisition strategy. See Note 2 — Acquisitions, for discussion of BabyUniverse’s initial acquisition pursuant to this strategy.

          According to the United States Department of Commerce, the total online market for consumer products grew at a compound annual growth rate of 25.4% from $28.0 billion in 2000 to $69.2 billion in 2004.  In the third quarter of 2005, this market continued expanding by growing 26.7% over the third quarter of 2004.  Furthermore, the percentage of retail Internet sales occurring in the United States compared to total sales occurring at retail in the United States has increased from 0.9% in 2000 to 2.3% in the third quarter of 2005.  eMarketer, Inc., a leading aggregator of online research reports, predicts that online retail sales will rise to $121 billion by 2007, or 2.9% of total retail sales. In addition, independent reports, including a May 2005 study by Forrester Research and a May 2005 report by e-Marketer, have indicated that women are becoming a more powerful driver of this growth in online purchasing activity. As the total online retail market continues to grow, we believe that the market for baby, toddler and maternity products sold over the Internet will also grow and that we are strategically positioned to participate substantially in such growth.

          We offer over 30,000 products from over 600 manufacturers in easy-to-use online shopping environments that include baby, toddler and maternity accessories, apparel, bedding, furniture, toys and gifts. These products are available in a variety of styles, colors and sizes which account for over 100,000 stock keeping units (“SKUs”). We also provide expert buyer’s guides and in-depth product descriptions to assist our customers with finding quality products and to help parents make informed decisions about their babies’ and toddlers’ needs and safety.  Overall, we provide a compelling combination of high quality products at competitive prices, a convenient shopping experience and excellent customer service that allows us to build an ongoing and potentially long-term relationship with our customers.

          We review our operations based on both our financial results and various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are growth in sales, gross margin and operating income.  As an online retailer, we do not incur many of the operating costs associated with physical retail stores. However, a significant amount of our operating expenses, as a percentage of net sales, is spent on online advertising and commissions instead of maintaining inventory and sales staff.  The amount of our advertising and commission spending, more than any other factor, is primarily responsible for our sales growth.  Due to the importance of our advertising and commission spending on our sales growth, we continuously monitor its effectiveness.  Our financial results, including our sales, gross profit and operating income can and do vary significantly from quarter to quarter as a result of a number of factors, many of which are beyond our control. These factors include, general economic conditions, the costs to acquire our inventory and fulfill orders, the mix of our product sales and our competitors’ pricing and marketing strategies.  Our total cost to fulfill orders is especially sensitive to potential fuel cost increases that may result from a continuing destabilization of world energy markets.

          Our business model enables us to reduce some of the cost and risk associated with carrying a full inventory of the products we sell. We generally own and hold only a portion of the inventory needed to support our level of sales. Although we are gradually moving toward taking into inventory those items with lower risk due to higher demand and turnover, the majority of the inventory we offer is owned by our suppliers. Upon receipt of a customer order for a specific product that will be drop-shipped from a supplier, we simultaneously purchase that product from our supplier, who generally ships it directly to our customer. Since our inception, our business model has always been to minimize these costs and risks by maximizing the number of products we sell that are owned by others. However, as we execute our acquisition strategy, we may acquire businesses that use a different inventory model.

          Among the key non-financial measures which management reviews are customer feedback, website traffic, sales conversion rates (i.e., the percentage of visitors to our website who make a purchase) and number of orders. We believe that maintaining high overall customer satisfaction and an enjoyable shopping experience are critical to our ongoing efforts to promote the BabyUniverse brand and to increase our sales and net income. We actively solicit customer feedback about our websites’ functionality as well as the entire shopping experience through third-party business rating and price comparison websites such as Shopping.com and BizRate.com. To maintain a high level of performance by our customer care representatives, we also undertake an ongoing customer feedback process. If we are unable to meet customer expectations with respect to price or do not successfully expand our product lines or otherwise fail to maintain high overall customer satisfaction, our financial condition and results of operations would be harmed.

          We believe that we are one of the largest online retailers of baby, toddler and maternity products in terms of product offerings and revenues. As an industry leader, we have grown our business internally since inception by increasing our presence in what we have identified to be the largest and most efficient Internet portals and by keyword paid search activities, resulting in substantially increased traffic to our website. We have also increased our sales conversion rate by broadening our product offerings and by actively managing the placement of the best-selling products on our website. As a result, our sales have increased substantially year over year since our inception. For the years ended December 31, 2005, 2004 and 2003, we reported gross sales of $24.5 million, $14.8 million and $9.2 million, respectively, which represents a compound annual growth rate of 69.7% since 2002.

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

          Our profit performance for 2005 was substantially impacted by the costs to further enhance our technological infrastructure and our expanded platform to support our acquisition growth strategy, as well as by increased expenses related to our public company status.

Critical Accounting Policies

          Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. However, estimates inherently relate to matters that are uncertain at the time the estimates are made, and are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

          We have adopted the SEC Staff Accounting Bulletin (SAB) No. 101 — Revenue Recognition, which defines that revenue is both earned and realizable when the following four conditions are met: pervasive evidence of an arrangement exists; the selling price is fixed or determinable; delivery or performance has occurred; and collectibility is reasonably assured.

          Per SEC Staff Accounting Bulletin (SAB) No. 104, which further clarifies SAB No. 101, if merchandise is shipped to our customers F.O.B. Shipping Point, title is considered to have transferred to the customer at the time the merchandise is delivered to the carrier. Our policy is to ship F.O.B. Shipping Point from our distribution center and drop ship locations, and therefore we recognize revenue at time of shipment.

          We have also adopted EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as our formal guidelines for the recognition of revenue in our consolidated financial statements. All sales are completed through us and liability for product purchases is assumed by us. Therefore, we recognize the gross sales price as revenue.

          Return allowances, which reduce gross sales, are estimated using historical experience.

          The majority of our sales are processed through credit cards, and accounts receivable are composed primarily of amounts due from financial institutions for credit card sales. We do not maintain an allowance for doubtful accounts because payment is typically received one to two business days after the sale is completed.

Inventory

          Inventory is accounted for using the first-in first-out (“FIFO”) method, and is valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each method of disposition. Based on this evaluation, we adjust the carrying amount of our inventories to the lower of cost or market value.

          There were no reserves for obsolescence at December 31, 2005 and December 31, 2004. For most of our operating history, we have relied on drop ship arrangements and fulfillment partners to ship the majority of our sales orders, which minimizes our inventory levels and associated risks. During 2004, we increased the amount of our warehouse inventory to support a higher level of in-house fulfillment. The increased inventory levels are largely comprised of products that have a proven sales track record and a low risk of near-term obsolescence. However, with the recent emergence of this trend toward greater in-house fulfillment and increased inventory levels, the risk of inventory obsolescence has increased and there may be a need to recognize a reserve for obsolescence in the future.

Goodwill

          Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets separate from goodwill. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, then an analysis will be performed to compare the implied fair value with the carrying amount of goodwill. An impairment loss would be recognized in an amount equal to the difference. Fair value is generally based upon future cash flows discounted at a rate that reflects the risk involved or market-based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.

Valuation of Deferred Tax Assets

          We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our history of operating losses, expectations of future taxable income, and the carry-forward periods available to us for tax reporting purposes. Significant management judgment is required in evaluating these factors and in determining the amount of the valuation allowance to be recorded against our net deferred tax assets.

For all periods presented the valuation allowance equals the total of our deferred tax assets due primarily to our history of operating losses and uncertainties related to expectations of future taxable income.  The uncertainties relating to the valuation of our deferred tax assets are significant, and it is very difficult to predict when, if ever, our assessment may conclude that some or all of our deferred tax assets are realizable. In the event that actual results differ from these estimates and judgments, or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Stock-based Compensation

          In December 2004, the Financial Accounting Standards Board (“FASB”) determined that the effective date for adoption of SFAS No. 123R, Share-Based Payment, would be the first interim or annual period after June 15, 2005.  In April 2005, the Securities and Exchange Commission changed the effective date to the first fiscal year beginning after June 15, 2005.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 defines the fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.  Pursuant to SFAS No. 123, companies had been encouraged, but were not required to adopt the fair value method of accounting for employee stock based transactions. Companies were also permitted to continue to account for such transactions under APB No. 25, but were required to disclose in a note to the financial statements the pro forma effect as if the company had applied SFAS No. 123. We have applied APB No. 25 and related interpretations in accounting for stock-based transactions with employees and have complied with the disclosure requirements of SFAS No. 123 and No. 148.  SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 123R and the corresponding recognition of compensation expense are expected to have a material impact on our consolidated financial statements, however, the specific impact is not presently known, nor estimable. When the specific impact of SFAS No. 123R is determined, we may consider implementing modifications to our long-term compensation plans, including adopting alternative compensation arrangements. See “ — Effect of Recent Accounting Pronouncements” for a further discussion of SFAS No. 123R.

Results of Operations

          The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended December 31,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	73.5	74.2	72.7

Gross profit	26.5	25.8	27.3
Operating expenses	29.2	24.2	29.1

Operating income (loss)	(2.7)	1.5	(1.8)
Other income (expense)	0.8	0.0	(0.5)

Income (loss) before income taxes	(2.0)	1.5	(2.3)
Provision for income taxes	(0.1)	0.0	0.0

Net income (loss)	(2.1)	1.5	(2.3)

The above table may not sum due to rounding.

          The following describes certain line items set forth in our consolidated statement of operations:

          Gross sales.  Our gross sales relate to baby, toddler and maternity products sold through our websites, www.babyuniverse.com and www.dreamtimebaby.com. The increase in gross sales from period to period is primarily attributable to the level of our advertising and commission spending and, to a lesser extent, to factors such as changes in our sales conversion rates and expanded product offerings. Our sales increases are a reflection primarily of increases in the volume of products shipped, rather than price increases or the introduction of new products. Shipping charges billed to customers are also included in gross sales.

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

          Operating expenses.  Our major operating expenses consist primarily of advertising, payroll and related benefit costs for our employees, commissions related to our affiliate marketing program, credit card fees, and public company expenses and other general and administrative expenses.

          Other income (expense).  Other income (expense) generally includes interest income and interest expense.

Comparison of Year ended December 31, 2005 to Year ended December 31, 2004

          Gross sales. Gross sales increased 66% to $24.5 million for the year ended December 31, 2005 from 14.8 million for the year ended December 31, 2004.  The increase in gross sales was due to several factors: increased web traffic resulting from higher levels of advertising to promote the BabyUniverse brand, an increase in our sales conversion rate and certain free shipping promotions.  Our gross sales also increased due to the consolidation of Dreamtime Baby gross sales since September 13, 2005.  We also believe that one of the key drivers of the growth of our sales is the transition of purchases made by women through traditional outlets to purchases made over the Internet. This trend has been reported by market research firms including eMarketer, Inc. and Forrester Research.

          Discounts and returns. Discounts and returns decreased to 3.4% of net sales for the year ended December 31, 2005 from 3.6% of net sales for the year ended December 31, 2004.

          Gross profit. Gross profit increased 70.5% to $6.3 million for the year ended December 31, 2005 from $3.7 million for the year ended December 31, 2004. The increase in gross profit resulted from higher sales volumes. Gross margin improved to 26.5% for the year ended December 31, 2005 compared to 25.8% for the year ended December 31, 2004. In fact, our gross margin consistently improved every quarter this year, from a low of 23.0% in the first quarter to 30.1% in the fourth quarter.

          Several important factors led to our improved gross margin performance throughout 2005.  First, minimum Internet pricing is an increasing trend among our major brands, and is presently applicable to six of our top seven vendors.  During August, our largest vendor adopted a minimum Internet pricing policy, and this contributed to gross margin improvement for the past two quarters.  Secondly, our overall shipping costs are benefiting from economies of scale, despite higher gasoline surcharges.  These shipping costs should continue to benefit further from the mid-December 2005 relocation of our distribution center to Las Vegas from Ft. Lauderdale, which has been an inefficient distribution point.  The third factor contributing to our gross margin improvement is the increasing percentage of our sales that are shipped from inventory, rather than from drop shippers.  This percentage stands at about 50% as of December 2005 and has been consistently growing since the beginning of 2005, when it was approximately 30%.  The final factor positively affecting our overall gross margin is the consolidated benefit of higher gross margins in the range of 35% from the Dreamtime Baby acquisition.

          Operating expenses. Operating expenses more than doubled to $6.9 million for the year ended December 31, 2005 from $3.5 million for the year ended December 31, 2004.  As a percentage of net sales, operating expenses were 29.3% for the year ended December 31, 2005 compared to 24.3% for the year ended December 31, 2004.  The increase in operating expenses as a percentage of net sales was almost entirely the result of additional infrastructure costs to support our acquisition strategy, as well as substantially higher general and administrative expenses incurred as a result of our becoming a public company in August 2005.

          These newly-incurred costs have made the improving economics of our e-commerce business model less apparent throughout most of 2005.  However, we believe the substantial operating leverage that we created over the past several quarters will allow us to achieve a consistent reduction in our operating expenses as a percentage of net sales in succeeding quarters as we realize the profit contributions from Dreamtime Baby, and from Posh Tots, a profitable e-commerce and content business which we acquired in January 2006, as well as from other future acquisitions.

          To a lesser extent, the increase in operating expenses was due to increased advertising and commission expenses, which, as a percentage of sales, increased to 14.7% for the year ended December 31, 2005 from 13.5% for the year ended December 31, 2004.  These expenses were incurred in an effort to continue to rapidly build awareness of the BabyUniverse brand, drive net sales growth and gain market share as rapidly as possible in the highly fragmented and competitive market segment for the online sales of baby-related products.

          Other income (expense).  Other income, net, was $177,823 for the year ended December 31, 2005 compared to $1,204 for the year ended December 31, 2004, due to interest income earned on the net proceeds of the Company’s initial public offering of common stock in August 2005.

          Income taxes. We had net operating loss carry forwards of 3,004,520 at December 31, 2005 which will expire in various years through 2025. Our net operating loss carry forwards at December 31, 2004 were $2,229,588.  We recorded a valuation allowance which offset the deferred tax benefit of the net operating loss carry forwards for 2005 and 2004.

          Net income (loss).   The net loss for the full year 2005 was ($492,000), or ($0.13) per diluted share, compared to net income of $221,061, or $0.07 per diluted share for the year ended December 31, 2004.  The most significant factor in this 2005 net loss was the approximate $591,000 investment in acquisition infrastructure and public company costs that we incurred during 2005.

Comparison of Year ended December 31, 2004 to Year ended December 31, 2003

          Gross sales. Gross sales increased 60.7% to $14.8 million in 2004 from $9.2 million in 2003. The increase in gross sales was due primarily to several factors: a 74% increase in commission expense related to our web-marketing affiliate program, increased web traffic resulting from higher levels of advertising to promote the BabyUniverse brand, an increase in our sales conversion rate resulting from improvements in our website design, and, to a lesser extent, expanded product offerings allowing customers greater selection. We believe that one of the key drivers of the growth of our net sales is the transition of purchases made by women through traditional outlets to purchases made over the Internet. This trend has been reported by market research firms including eMarketer, Inc. and Forrester Research.

          Discounts and returns. Discount and returns decreased to $521,028, or 3.6% of net sales, in 2004 from $395,701, or 4.5% of net sales, in 2003. The decrease was due primarily to improved descriptions of products on our website, more accurate and timely shipments to customers, and more proactive customer service.

          Gross profit. Gross profit increased 51.3% to $3.7 million in 2004 from $2.4 million in 2003. The increase in gross profit resulted from higher sales volumes. Gross margin was 25.8% and 27.6% in 2004 and 2003, respectively. The decrease in gross margin resulted primarily from the increased sales of products that qualified for free ground shipping promotions and competitive retail price reductions. For example, we periodically promote limited-time offers for free ground shipping for customers buying selected brands and products. These promotions have the effect of decreasing our gross margin due to higher shipping costs; however, the profit contribution resulting from higher net sales is more than sufficient to offset the increased shipping costs, and results in greater increases in gross profit.

          Operating expenses. Operating expenses increased 33.5% to $3.5 million in 2004 from $2.6 million in 2003. The increase in operating expenses in 2004 was due primarily to an increase in payroll and related expenses of approximately $133,000, or 21.7%, resulting from the addition of new employees, an increase in advertising costs of approximately $248,000, or 19.4%, to promote the BabyUniverse brand, an increase in credit card processing fees of approximately $153,000, or 68.9% due to higher sales volumes and an increase in commissions of approximately $170,000, or 73.9%, due to increased sales volume generated by our web-marketing affiliates. Additionally, on May 1, 2004, we relocated our offices/warehouse to a larger facility to accommodate our growth. As a result, rent related expenses increased $58,339 in 2004 to approximately $86,000.

          As a percentage of net sales, operating expenses were 24.3% and 29.4% in 2004 and 2003, respectively. The improvement in operating expenses as a percent of net sales in 2004 resulted primarily from our ability to leverage our fixed cost base and improve our advertising efficiency. We expect operating expenses to increase in absolute dollars in future periods as a result of expansion of our advertising efforts to drive increases in net sales, expansion or relocation of our fulfillment facilities, increases in credit card processing fees and other variable expenses, increases in administrative costs, including salaries for senior management additions, and expenses related to our future reporting and disclosure obligations as a public company.

          Other income (expenses). In 2003, we recognized a loss of $22,028 on our investment in a subsidiary that ceased operations.

          Income taxes. We had net operating loss carry forwards of $2,426,161 at December 31, 2003, which were partially utilized to offset taxable income for 2004. Our net operating loss carry forwards at December 31, 2004, were $2,229,588, which will expire in various years through 2024. At December 31, 2004, we recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

          Net income (loss). Net income for 2004 was $221,061, or 1.5% of net sales, an improvement from a net loss of $(200,796) in 2003.

Effect of Recent Accounting Pronouncements

          In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides standards on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of this statement did not have a significant impact on the Company’s financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees.  Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date “ for contract costs, and will require these liabilities to be  measured at fair value.  This statement is effective for exit or disposal activities initiated after December 31, 2002.   The adoption of the provisions of this statement did not have an impact on the Company’s financial statements.

          In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, Consolidated Financial Statements.  This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.   The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns.  In December 2003, the FASB amended FIN 46, now known as FIN 46 Revised (“FIN 46R).  The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004.   A company that has applied FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R or apply this Interpretation at an earlier date.  The adoption of this interpretation did not have an impact on the Company’s financial statements.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have an impact on the Company’s financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have an impact on the Company’s financial statements.

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 143, Chapter 4, “Inventory Pricing” Paragraph 5 of ARB No. 143, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period changes.” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”.  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company’s financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates certain differences in the guidance in APB No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to APB No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2002.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company’s financial position or results of operations.

          In December 2004, the Financial Accounting Standards Board (“FASB”) determined that the effective date for adoption of SFAS No. 123R, Share-Based Payment would be the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission changed the effective date to the first fiscal year beginning after June 15, 2005. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires us to measure compensation cost for all outstanding unvested share-based awards at fair value beginning on July 1, 2005. SFAS No. 123 defines the fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies had been encouraged, but were not required to adopt the fair value method of accounting for employee stock based transactions. Companies were also permitted to continue to account for such transactions under APB No. 25, but were required to disclose in a note to the financial statements the pro forma effect as if the Company had applied SFAS No. 123. We apply APB No. 25 and related interpretations in accounting for stock-based transactions with employees and comply with the disclosure requirements of SFAS No. 123 and No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.

          We will begin accounting for share based payments in accordance with SFAS No. 123R effective with the beginning of our 2006 calendar year. As of the required effective date, all public entities and those nonpublic entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. Nonpublic entities that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures are required to apply the prospective transition method as of the required effective date. The adoption of SFAS No. 123R and the corresponding recognition of compensation cost are expected to have a material impact on our consolidated financial statements; however, the specific impact is not presently known, nor estimable. When the specific impact of SFAS No. 123R is determined, we may consider implementing modifications to our long-term compensation plans, including adopting alternative compensation arrangements. We are not presently aware of any other significant issues that might result from adoption of the standard.

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management does not expect adoption of SFAS No. 154 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

          SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

          This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Management does not expect adoption of SFAS No. 155 to have a material impact, if any, on the Company’s financial position or results of operations.

Liquidity and Capital Resources

          Sources of funds and Liquidity. Since inception, we have funded our operations through the sale of equity securities and convertible indebtedness, and cash generated from operations. In addition, our business model contains beneficial working capital characteristics due to the fact that we collect cash from sales to customers within several business days of the related sale, but we typically have extended payment terms with many of our suppliers. The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents.  Our non-cash working capital components are typically more than offset by accounts payable, and other current liabilities.

          As of December 31, 2005, our working capital was $8.7 million.  As of December 31, 2004, we had negative working capital of $726,995.  Most of the improvement resulted from our initial public offering of common stock.

          On August 2, 2005, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold two million shares of common stock at $9.50 per share. The Company’s common stock commenced trading on August 3, 2005. The offering closed on August 8, 2005, and the Company received net proceeds of approximately $16.3 million (after payments to underwriters of $1.9 million, issuance of 130,000 warrants and additional estimated offering expenses of $757,000). The warrants to purchase 130,000 shares of the Company’s common stock are initially exercisable by the underwriters on or after February 5, 2006 and until the close of business on August 2, 2010 at a purchase price of $11.875 per share.  The Company will use most of the net proceeds of its initial public offering to fund the initial phase of its acquisition strategy. (See Note 2 – Acquisitions, for discussion of BabyUniverse’s initial acquisition pursuant to this strategy).

          Uses of funds. Net cash provided by (used in) operating activities was ($22,312) for 2005, compared to $598,512 for 2004. The decrease in cash provided by operating activities for 2005 as compared to 2004 was primarily due to increased operating expenses in 2005 of approximately $591,000 related to additional infrastructure costs to support our acquisition strategy, as well as substantially higher general and administrative expenses incurred as a result of our becoming a public company in August 2005.  The decrease in cash provided by operating activities for 2005 as compared to 2004 was also due to an increase in inventory due to our decision to increase the percentage of sales shipped from our own warehouse, in order to reduce the corresponding percentage of sales shipped by drop shippers.

          Net cash used in investing activities was $7.1 million for 2005 and was primarily related to the acquisition of Dreamtime Baby ($6.6 million), and to a much lesser extent, capital expenditures associated with enhancing our technology system infrastructure ($521,000).

          Net cash provided by financing activities was $16.5 million for 2005, and was primarily attributable to BabyUniverse’s initial public offering of common stock in August, 2005.  Net cash provided by financing activities for last year’s comparable period was negligible.

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

          On January 13, 2006, through a wholly owned subsidiary, we acquired substantially all of the assets of Posh Tots, LLC (“Posh Tots”), in exchange for $6.0 million in cash, a Promissory Note for $6.0 million, 237,248 shares of BabyUniverse common stock and warrants to purchase 110,000 shares of BabyUniverse common stock at a price of $8.10 per share.

          It is possible that we could be required, or could elect, to seek additional funding through an equity or debt financing in the future, in order to fund a continuation of our acquisition strategy or our operational requirements.  Any future financing may not be available on terms acceptable to us, or at all.

          As of December 31, 2005, we had no material commitments for capital expenditures.

Contractual Obligations

          The following table summarizes our contractual obligations as of December 31, 2005 and the expected effect on liquidity and cash flows:

          Payments due by period:

	Total	2006	2007 through 2009	2010 through 2011	After 2011

Operating leases	$1,067,382	$282,140	$631,519	$153,723	$—
Capital leases	9,021	4,135	4,886	—	—
Operating leases subsequent to December 31, 2005	2,934,066	213,947	1,447,958	967,160	305,601

Off-Balance Sheet Arrangements

          We do not have or engage in any off-balance sheet arrangements.

Impact of Inflation

          The effect of inflation and changing prices on our operations was not significant during the periods presented.

Outstanding Stock Options

          As of December 31, 2005, we had outstanding options, all of which are fully vested, to purchase 104,248 shares of common stock, at a weighted average exercise price of $3.76.

          On October 1, 2004, we granted options to purchase 156,372 shares of common stock at an exercise price of $1.27 per share. We based the fair market valuation at that time on the Market Multiple and Discounted Cash Flow Approaches, coupled with the fact that we had not yet become profitable on a full year basis. While we believed that our business plan for organic growth was sound, we recognized that our opportunities to generate liquidity were relatively scarce and we had not yet been successful in attracting a credible investment bank in the pursuit of strategic alternatives. Our valuation was later confirmed by an independent appraisal that was obtained retrospectively in the second quarter of 2005.

          On January 18, 2005, we granted additional options to purchase 52,124 shares of common stock at an exercise price of $6.25 per share. The $6.25 exercise price, which represented a significant increase from the October 1, 2004 fair market valuation, was based on the Market Multiple and Discounted Cash Flow Approaches, coupled with several significant developments. First, we had become profitable on a full-year basis for the first time in 2004. Second, we had adopted an expanded business plan, which would use strategic acquisitions to complement our organic growth initiatives. Third, our board of directors and management team had been expanded and strengthened to include a diverse group of business leaders who had significant experience in the financial, technology and retail sectors, with a particular emphasis on working for and with companies engaged in substantial acquisitions program. These developments resulted in an increased interest from investment banks seeking to represent us in pursuing strategic alternatives and caused us to significantly adjust the fair market valuation of our company. Management chose not to seek an independent appraisal at this time, due to the referenced significant factors and preliminary discussions with investment banks regarding the value of our company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash and cash equivalents balance as of December 31, 2005 was held in money market accounts or invested in investment grade commercial paper with maturities less than 90 days. The remaining proceeds of our August 2005 stock offering will continue to be invested in cash equivalents and short-term securities, pending the application of such proceeds.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial statements and supplementary data for the Company appear on pages F-1 through F-23 following Item 15 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On October 11, 2005, the Company filed a Current Report on Form 8-K/A reporting that effective October 5, 2005 the Company decided to dismiss its former independent registered public accounting firm.  The decision was made and approved by the Audit Committee of the Board of Directors.  The audit reports of its former accounting firm on the Company’s financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  During the two most recent fiscal years and the subsequent interim period through October 5, 2005, the Company had no disagreements with its former accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          Effective as of October 5, 2005, the Company engaged Singer Lewak Greenbaum & Goldstein LLP (“Singer Lewak”) as its new independent registered public accounting firm.  The decision to engage Singer Lewak was made and approved by the Audit Committee of the Board of Directors.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

          None.

          PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and is incorporated in this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1) Financial Statements

The following consolidated financial statements of BabyUniverse, Inc. and Report of Singer Lewak Greenbaum & Goldstein LLP, independent registered public accounting firm, are included in this report:

(2)	Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits.

Exhibit Number
Description

21.1	Subsidiaries of Registrant

23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm

23.2	Consent of Lieberman & Associates, P.A., Independent Registered Public Accounting Firm

31.1	Certification by John C. Textor, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Robert Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by John C. Textor, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Robert Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABYUNIVERSE, INC.

By:	/s/ JOHN C. TEXTOR

JOHN C. TEXTOR
Chief Executive Officer and Chairman of the Board of Directors

Date	March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. TEXTOR	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2006
(Principal Executive Officer)
John C. Textor

/s/ ROBERT BROWN	Chief Financial Officer (Principal Financial Officer), Secretary	March 30, 2006
and Treasurer
Robert Brown

/s/ STUART GOFFMAN	President, Chief Operating Officer and Director	March 30, 2006

Stuart Goffman

/s/ JONATHAN TEAFORD	Executive Vice President and Director	March 30, 2006

Jonathan Teaford

/s/ CURTIS S. GIMSON	Director	March 30, 2006

Curtis S. Gimson

/s/ BETHEL G. GOTTLIEB	Director	March 30, 2006

Bethel G. Gottlieb

/s/ JOHN NICHOLS	Director	March 30, 2006

John Nichols

/s/ CARL STORK	Director	March 30, 2006

Carl Stork

BABYUNIVERSE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BabyUniverse, Inc. and subsidiary
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of BabyUniverse, Inc. and subsidiary (collectively, the “Company”) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BabyUniverse, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BabyUniverse, Inc.
Ft. Lauderdale, Florida

          We have audited the accompanying consolidated balance sheet of BabyUniverse, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholder’s deficit and cash flows for each of the two years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BabyUniverse, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Lieberman & Associates, P.A.

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
June 13, 2005

BabyUniverse, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,

	2005	2004

Assets
Cash And Cash Equivalents	$9,925,806	$613,235
Accounts Receivable	788,405	117,861
Inventory	1,237,659	284,481
Prepaid Expenses	275,532	96,968

Total Current Assets	12,227,402	1,112,545
Fixed Assets - Net	666,793	242,933
Intangible Assets - Net	176,972	—
Deposits	45,644	17,726
Goodwill	6,620,057	—

Total Assets	$19,736,868	$1,373,204

Liabilities and Stockholders’ Equity (Deficit)
Accounts Payable	$2,621,424	$1,357,130
Accrued Expenses	519,613	36,601
Gift Certificate Liability	69,188	53,359
Capital Lease Payable - Current Portion	3,300	—
Loans Payable - Employees	—	79,124
Deferred Revenue	358,064	313,326

Total Current Liabilities	3,571,589	1,839,540
Deferred Rent	15,543	—
Capital Lease Payable - Long Term Portion	4,761	—

Total Liabilities	3,591,893	1,839,540
Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,125,203 and 2,339,616 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	5,125	2,340
Additional Paid in Capital	19,592,369	1,937,862
Unearned Compensation	(553,684)	—
Accumulated Deficit	(2,898,835)	(2,406,538)

Total Stockholders’ Equity (Deficit)	16,144,975	(466,336)

Total Liabilities and Stockholders’ Equity (Deficit)	$19,736,868	$1,373,204

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003

Gross sales	24,512,026	14,787,658	9,203,130
Less - discounts & returns	(809,571)	(521,028)	(395,701)

Net sales	$23,702,455	$14,266,630	$8,807,429
Cost of goods sold	17,417,416	10,590,299	6,404,952

Gross profit	6,285,039	3,676,331	2,402,477
Operating expenses:
Advertising	3,491,656	1,927,836	1,509,629
Salaries and benefits	1,526,794	743,212	610,467
Stock-based compensation	65,842	—	—
Technology	196,151	52,850	26,277
General and administrative	1,646,716	732,577	416,481

Total operating expenses	6,927,159	3,456,475	2,562,854

Operating income (loss)	(642,120)	219,856	(160,377)
Other income (expense):
Interest income	178,676	1,205	650
Interest expense	(853)	—	(19,041)
Loss on investments	—	—	(22,028)

Income (loss) before income taxes	(464,297)	221,061	(200,796)
Provision for income taxes	(28,000)	—	—

Net income (loss)	$(492,297)	$221,061	$(200,796)

Earnings (loss) per common share:
Basic	$(0.13)	$0.10	$(0.19)
Diluted	$(0.13)	$0.07	$(0.19)
Weighted average common shares outstanding:
Basic	3,667,913	2,285,382	1,073,369
Diluted	4,142,075	2,999,169	2,960,294

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

Description	Shares	Amount	Paid in Capital	Unearned Compensation	Accumulated Deficit	Total

December 31, 2002	1,070,041	1,070	1,836,971	—	(2,426,803)	(588,762)

Conversion of promissory note	1,214,893	1,215	98,785	—		100,000
Net loss - 2003					(200,796)	(200,796)

December 31, 2003	2,284,934	2,285	1,935,756	—	(2,627,599)	(689,558)

Exercise of warrants	54,682	55	2,106	—		2,161
Net income - 2004					221,061	221,061

December 31, 2004	2,339,616	2,340	1,937,862	—	(2,406,538)	(466,336)

Exercise of stock options	688,446	687	201,411	—	—	202,098
Exercise of warrants	36,476	37	1,285	—	—	1,322
Grant of restricted stock	7,500	8	619,518	(553,684)	—	65,842
Initial public offering of common stock	2,000,000	2,000	16,341,101	—	—	16,343,101
Issuance of common stock - Dreamtime Baby acquisition	53,165	53	491,192	—	—	491,245
Net loss - 2005					(492,297)	(492,297)

December 31, 2005	5,125,203	$5,125	$19,592,369	$(553,684)	$(2,898,835)	$16,144,975

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

Operating activities:
Net income (loss)	$(492,297)	$221,061	$(200,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	110,750	48,133	42,765
Stock-based compensation	65,842	—	—
Net increase in capital lease	8,061	—	—
Change in minority interest	—	—	9,963
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(160,362)	(57,726)	(13,674)
(Increase) decrease in inventory	(630,279)	(257,281)	16,114
(Increase) decrease in prepaid expenses	(170,920)	(78,852)	49,623
(Increase) in deposits	(27,918)	(17,726)	—
Increase in accounts payable	838,578	665,658	171,144
Increase in accrued expenses	454,501	—	6,146
Increase (decrease) in gift certificate liability	14,254	12,620	(7,378)
(Decrease) in deferred revenue	(48,065)	57,626	64,060
Increase in deferred rent	15,543	4,999	—

Net cash provided by (used in) operating activities:	(22,312)	598,512	137,967

Investing activities:
Purchase of fixed assets	(509,070)	(210,403)	(21,838)
Cash paid in acquisition, net of cash received	(6,623,443)	—	—
Investment in subsidiary	—	—	9,900

Net cash used in investing activities:	(7,132,513)	(210,403)	(11,938)

Financing activities:
Proceeds from exercise of options	202,098	—	—
Proceeds from exercise of warrants	1,321	2,160	—
Proceeds from initial public offering of common stock, net	16,343,101	—	—
Repayment of employee loans	(79,124)	—	—

Net cash provided by financing activities:	16,467,396	2,160	0

Net increase in Cash	9,312,571	390,269	126,029
Beginning Cash	613,235	222,966	96,937

Ending Cash	$9,925,806	$613,235	$222,966

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Note 1 — Description of the Company and Summary of Significant Accounting Policies

The Company

          BabyUniverse, Inc. (“the Company’’), formerly Everything But The Baby, Inc., was incorporated on October 15, 1997 under the laws of the State of Florida. On November 16, 2001 the Board of Directors changed the name of the corporation to BabyUniverse, Inc. The Company is a leading online retailer of baby, toddler and children’s products and furnishings through its websites BabyUniverse.com, DreamTimeBaby.com, PoshTots.com and PoshLiving.com. Customer purchases are drop shipped directly to customers from the Company’s suppliers, or shipped directly from the Company’s warehouses. The Company maintains its accounts on a calendar year basis.

          On September 13, 2005 the Company acquired 100% of the outstanding capital stock of Huta Duna, Inc., d/b/a DreamtimeBaby.com (“Dreamtime Baby”). The results of Dreamtime Baby’s operations have been included in the consolidated financial statements of the Company since that date.

          On January 13, 2006 (See Note 16 — Subsequent Events, Acquisition) the Company acquired, through a newly-created wholly-owned subsidiary, substantially all of the assets of PoshTots, LLC, a luxury online retailer of baby and children’s furnishings.  Through its primary website, www.PoshTots.com, the Richmond-based PoshTots, LLC has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.  Beyond the baby and children’s segments, PoshTots recently extended its brand with the Fall 2005 introduction of a new website, www.PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers. In March 2006, Posh Tots introduced another new website, www.PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by Posh Tots.

Principles of Consolidation

          The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary.  All material inter-company transactions and balances have been eliminated in consolidation.

Reclassifications

          Certain account balances in the prior year have been reclassified to permit comparison with the current year.

Use of Estimates

          Our consolidated financial statements have been prepared in accordance with GAAP.  The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The Company bases its estimates on historical experience and on other assumptions that it believes to be reasonable under the circumstances.  However, estimates inherently relate to matters that are uncertain at the time the estimates are made, and are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Concentration of Credit Risk

          The Company’s financial instruments that are exposed to concentration of credit risk are cash and cash equivalents. Additionally, the Company maintains cash balances in bank deposit and money market accounts that, at times, may exceed federally insured limits.

Cash and Cash Equivalents

          The Company considers cash in banks, commercial paper and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents.  The Company’s Cash and Cash Equivalents balance as of December 31, 2005 includes $250,000 held by a commercial bank in  a certificate of deposit in support of the bank’s $250,000 purchase card credit facility extended to the Company.

Inventory

          Inventory, which consists primarily of car seats, strollers, bedding, baby toys, learning tools and other small items available for sale, is accounted for using the first-in first-out (“FIFO”) method, and is valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each method of disposition. There were no reserves for obsolescence at December 31, 2005 and 2004.

Prepaid Expenses

          Prepaid expenses include amounts paid in advance for Directors and Officers liability insurance, acquisition costs and public offering costs.

Fixed Assets

          Fixed assets are stated at historical cost. Depreciation and amortization are computed using the straight line method over the estimated useful life of the asset. Leasehold improvements are amortized over the term of their estimated useful lives or the related leases, whichever is shorter.

          The Company capitalizes certain costs incurred in connection with the development of or obtaining internal use software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (EITF) 00-2, Accounting for Web Site Development Costs.

Long-Lived Assets

          The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 2005 and December 31, 2004 the Company determined there was no impairment.

Deposits

          Deposits consist of security deposits for the lease of the Company’s office and warehouse facilities.

Goodwill

          SFAS No. 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets separate from goodwill. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, then an analysis will be performed to compare the implied fair value with the carrying amount of goodwill. An impairment loss would be recognized in an amount equal to the difference. Fair value is generally based upon future cash flows discounted at a rate that reflects the risk involved or market-based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.

Gift Certificate Liability

          The Company sells gift certificates to be exchanged for merchandise at the discretion of the certificate holder. Management has determined that certificates over one year old, generally, are not redeemed. Therefore, the Company’s policy is to recognize unredeemed certificates older than one year in income. Certificates of less than one year are recorded as a current liability on the Company’s Consolidated Balance Sheet. Based on historical data, Management has determined that the dollar value of certificates redeemed, whose age is greater than one year, is immaterial to total revenue. Therefore, the Company has not established an allowance for potential certificate redemptions over one year old, and records a charge to income for those certificates that are redeemed after one year.

Deferred Revenue

          Deferred Revenue represents payments received from customers in advance of shipping products. See Note 1 — Description of the Company and Summary of Significant Accounting Policies — Revenue Recognition (below).

Revenue Recognition

          The Company has adopted SEC Staff Accounting Bulletin (SAB) No. 101 — Revenue Recognition, which defines that revenue is both earned and realizable when the following four conditions are met:

•	Pervasive evidence of an arrangement exists
•	The selling price is fixed or determinable
•	Delivery or performance has occurred
•	Collectibility is reasonably assured

          Per SEC Staff Accounting Bulletin (SAB) No. 104 , which further clarifies SAB No. 101, if merchandise is shipped to customers F.O.B. Shipping Point, title is considered to have transferred to the customer at the time the merchandise is delivered to the carrier. The Company’s policy is to ship F.O.B. Shipping Point from its warehouses and drop ship locations, and therefore delivery is deemed to have occurred at time of shipment.

          The Company has also adopted EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as its formal guidelines for the recognition of revenue in its financial statements. All sales are completed through the Company and liability for product purchases is paid by the Company. Therefore, the Company recognizes the gross sales price as its revenue at the time that the product is delivered to the carrier.

          Return allowances, which reduce product revenue, are estimated using historical experience.

Cost of Goods Sold

          Cost of goods sold consists of the purchase price of the Company’s products that were sold, inbound and outbound shipping costs, and purchase discounts and credits that the Company earned.

Advertising

          The Company’s marketing consists primarily of online advertising with a number of Internet providers, which includes portal advertising, search engine marketing and other programs designed to educate customers about the BabyUniverse brand and products. All advertising costs are expensed as incurred.

Technology

          Technology costs are expensed as incurred, except in those circumstances where the costs are related to the development of internal use software and website development.  Per SOP 98-1 these costs are capitalized and depreciated over a 5-year period. During 2005, 2004 and 2003 the Company capitalized approximately $168,000, $172,000 and $0, respectively.

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

          At December 31, 2005, the Company has a fixed stock option plan. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

	2005	2004	2003

Net income (loss), as reported	$(492,297)	$221,061	$(200,796)
Add: Stock-based compensation expense, as reported	65,842	—	—
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(88,858)	(22,216)	(5,270)

Pro forma net income (loss)	$(515,313)	$198,845	$(206,066)

Earnings (loss) per share
Basic - as reported	$(0.13)	$0.10	$(0.19)
Basic - pro forma	$(0.13)	$0.09	$(0.19)
Diluted - as reported		$0.07
Diluted - pro forma		$0.07

          For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of grant using the Minimum Value method prescribed for use by non-public companies pursuant to SFAS No. 123. The following assumptions were used in applying the Minimum Value method for 2004 and 2003: no dividend yield; no volatility factor; risk-free interest rates for 2004 and 2003 of, or that ranged between, 3.05% and 3.14%, and 3.78%, respectively; and expected lives using the “simplified method” permitted by the SEC’s Staff Accounting Bulletin 107, issued March 29, 2005. For 2005, the Company used an acceptable valuation method prescribed by use for public companies pursuant to SFAS No. 123. The following assumptions were used in applying the fair value method: no dividend yield; volatility factor of 70%; risk-free interest rates that ranged between 3.69% and 4.46%; and expected lives using the “simplified method” permitted by the SEC’s Staff Accounting Bulletin 107.

          During the initial phase-in period, the effects of applying this SFAS No. 123 for the purpose of disclosing the pro forma effect on net income and earnings per share as reported are not likely to be representative of the effects on reported net income for future years, because options vest over several years and additional awards are generally made each year, and because the Company no longer uses the Minimum Value method after 2004.

          A summary of the status of the Company’s 2005 Stock Incentive Plan as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates, is presented below:

	2005		2004		2003

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	777,046	$0.35	675,356	$0 .10	675,356	$0.10
Granted	52,124	$6.25	156,372	1.27	-0-	-0-
Exercised	(724,922)	$0.28	(54,682)	0.04	-0-	-0-
Forfeited	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding at end of year	104,248	$3.76	777,046	$0.35	675,356	$0.10

Options exercisable at year end	104,248	$3.76	633,368	$0.15	327,258	$0.11
Weighted-average fair value of options granted during the year	—	-0-	—	$0.26	—	-0-

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price

$0.01 to $3.50	52,124	8.8	$ 1.27	52,124	$ 1.27
$3.50 to $7.00	52,124	9.1	$ 6.25	52,124	$ 6.25

          The Company’s 2001 Stock Award Plan was amended in April 2005 by our board of directors and shareholders and was renamed the “BabyUniverse 2005 Stock Incentive Plan.” Under the Stock Incentive Plan, the exercise price of each option equals the market price of the stock on the date of grant, the vesting period generally ranges between two and five years, and an option’s maximum term is 10 years.

          On April 27, 2005, the Board of Directors approved the acceleration of vesting of all unvested options. A total of 208,496 stock options with an average exercise price of $ 2.60 and an average remaining contractual life of 18 months were subject to acceleration. The exercise price and number of shares subject to acceleration were unchanged.

          An aggregate of 465,456 shares of common stock are reserved for issuance under the Stock Incentive Plan. As of December 31, 2005, 177,221 shares of restricted stock were outstanding, and 288,235 shares remained available for grant. In addition, there were outstanding options to purchase a total of 104,248 shares of our common stock, and 47,500 shares of restricted stock, which were granted outside of the Stock Incentive Plan. Shares issued under the Stock Incentive Plan will be authorized and unissued shares of common stock or treasury shares.

Income Taxes

          The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequence of temporary differences by applying enacted statutory tax rates applicable to future year’s differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

Earnings (Loss) per Share

          The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share (EPS) is computed by dividing the net earnings (loss) from operations for the period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities.

          For years ending December 31, 2005 and 2003 the Company reported a net loss. The diluted earnings per share is not presented for those periods since the effect is antidilutive.

Fair Value of Financial Instruments

          The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2005 and 2004, as a result of the relatively short maturity of these instruments.

Recently Issued Accounting Standards

          In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides standards on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of this statement did not have a significant impact on the Company’s financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees.  Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date “ for contract costs, and will require these liabilities to be  measured at fair value.  This statement is effective for exit or disposal activities initiated after December 31, 2002.   The adoption of the provisions of this statement did not have an impact on the Company’s financial statements.

          In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, Consolidated Financial Statements.  This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns.  In December 2003, the FASB amended FIN 46, now known as FIN 46 Revised (FIN 46R).  The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004.   A company that has applied FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R or apply this interpretation at an earlier date.  The adoption of this interpretation did not have an impact on the Company’s financial statements.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have an impact on the Company’s financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have an impact on the Company’s financial statements.

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 143, Chapter 4, “Inventory Pricing” Paragraph 5 of ARB No. 143, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period changes.” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”.  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company’s financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to APB No. 29,  Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates certain differences in the guidance in APB No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to APB No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2002.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  The adoption of this statement did not have an impact on the Company’s financial statements.

          In December 2004, the Financial Accounting Standards Board (“FASB”) determined that the effective date for adoption of SFAS No. 123R, Share-Based Payment, would be the first interim period after June 15, 2005. In April 2005, the Securities and Exchange Commission changed the effective date to the first fiscal year beginning after June 15, 2005. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation , and supersedes APB No. 25, Accounting for Stock Issued to Employees . SFAS No. 123 defines the fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies had been encouraged, but were not required to adopt the fair value method of accounting for employee stock based transactions. Companies were also permitted to continue to account for such transactions under APB No. 25, but were required to disclose in a note to the financial statements the pro forma effect as if the Company had applied SFAS No. 123. The Company applies APB No. 25 and related interpretations in accounting for stock-based transactions with employees and has complied with the disclosure requirements of SFAS No. 123.

          The Company will begin accounting for its share based payments in accordance with SFAS No. 123R effective with the beginning of its 2006 calendar year. As of the required effective date, all public entities and those nonpublic entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. Nonpublic entities that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures are required to apply the prospective transition method as of the required effective date. The adoption of SFAS No. 123R is expected to have a material impact on the Company’s consolidated financial statements, however, the specific impact is not presently known, nor estimable.

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, and FASB Statement No. 3. This Statement replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Management does not expect adoption of SFAS No. 154 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

          SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement:

f.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
g.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

h.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

i.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
j.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

          This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Management does not expect adoption of SFAS No. 155 to have a material impact, if any, on the Company’s financial position or results of operations.

Note 2 — Acquisitions

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

          The aggregate purchase price paid by BabyUniverse, inclusive of estimated closing costs of approximately $206,226, was $7,096,871, including $6,399,400 of cash and 53,165 shares of BabyUniverse common stock with a fair value of $491,245.  The fair value of the 53,165 common shares issued was determined based on the 15-day closing price of BabyUniverse’s common stock as reported by the American Stock Exchange for the seven days prior to, the day of and the seven days following the acquisition date, which date coincided with the agreement and announcement of the transaction.  Approximately $650,000 of the purchase price was deposited into an escrow fund to secure possible claims related to the representations and warranties.  The escrow fund is eligible for release after twelve months.  The difference between the purchase price and the fair value of the acquired net assets of Dreamtime Baby of $6,620,057 was recorded as goodwill.   (See Note 3 — Goodwill)

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, September 13, 2005:

Current assets	$822,908
Property and equipment	12,511
Intangible assets	190,000
Goodwill	6,620,057

Total assets acquired	7,645,476
Current liabilities assumed	(548,605)

Net assets acquired	$7,096,871

          Of the $190,000 of acquired intangible assets, $140,000 was assigned to the Dreamtime Baby trade name that is being amortized over five years, and $50,000 was assigned to a non-competition agreement.  The non-competition agreement has a useful life of 3 years.  Of the $6,620,057 of goodwill, none is expected to be deductible for tax purposes.

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

•	The amortization expense of certain intangible assets that were created in connection with the acquisition of Dreamtime Baby was reflected as if the acquisition had occurred on January 1, 2004.
•

The weighted average shares outstanding used to compute earnings per share were increased to reflect the 53,165 shares issued as part of the aggregate purchase price as well as the shares sold in the Company’s initial public offering. The tax effect has been omitted because BabyUniverse believes it can apply its net operating loss carryforwards to profits generated.

          The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of BabyUniverse.

	Year Ended December 31,

	2005	2004	2003

Gross sales	$30,430,496	$20,772,899	$13,875,232
Net income	$475,875	$898,804	$(111,463)
Earnings per common share:
Basic	$0.10	$0.21	$(0.04)
Diluted	$0.10	$0.18	$(0.02)
Weighted average common shares outstanding:
Basic	4,899,160	4,338,547	3,126,534
Diluted	5,361,377	5,052,338	5,013,728

Note 3 — Goodwill

          Intangible assets with indefinite lives and goodwill are not amortized, but are tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

On  September 13, 2005, BabyUniverse acquired Dreamtime Baby. (See Note 2 — Acquisitions) The following table sets forth goodwill, net, as of December 31, 2004 and December 31, 2005:

	December 31, 2004	Acquisition	Impairment Losses	December 31, 2005

Dreamtime Baby	$0	$6,620,057	$0	$6,620,057

Note 4 — Intangible Assets

          BabyUniverse reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  On September 13, 2005, BabyUniverse acquired Dreamtime Baby.  (See Note 2 — Acquisitions)

          Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to five years.  The following table sets forth the components of the intangible assets subject to amortization as of December 31, 2005:

	Useful Life	Gross Carrying Amount	Acquisition	Accumulated Amortization	Net

DreamtimeBaby:
Trade name	5 years	—	$140,000	$(8,167)	$131,833
Non-competition agreement	3 years	—	50,000	(4,861)	45,139

		$—	$190,000	$(13,028)	$176,972

          Amortization expense for the period from September 13, 2005 to December 31, 2005 was $13,028.  Estimated amortization expense for the twelve months ending December 31 is as follows:

2006	$44,667
2007	44,667
2008	39,806
2009	28,000
2010	19,832

$176,972

Note 5 — Fixed Assets

          Fixed assets are stated at cost less accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset. The Company has elected to capitalize outside development costs related to the development of its software following the guidelines of the AICPA’s Statement of Position (SOP) 98-1 which states that application and development cost associated with the purchase or development of software that is for the internal use of a company, shall be capitalized and depreciated over the estimated useful life of the software.

	2005	2004	Estimated Useful Life

Software	$683,730	$343,253	5 yrs
Computers and peripherals	188,179	76,992	3 - 5 yrs
Telephone equipment	33,524	21,719	7 yrs
Furniture	30,652	1,378	7 yrs
Equipment	33,444	—	5 - 7 yrs
Leasehold improvements	9,712	4,050

Total	979,241	447,392
Less: Accumulated depreciation and amortization	312,448	204,459

Net fixed assets	$666,793	$242,933

Note 6 — Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses consist of the following:

	December 31,

	2005	2004

Accounts payable	$2,621,424	$1,357,130
Accrued inventory purchases	153,023	—
Accrued accounting fees	85,000	—
Accrued payroll and benefits	53,305	19,000
Accrued credit card fees	47,082	—
Accrued customer refunds	34,964	—
Accrued taxes	26,739	—
Other accrued expenses	119,500	17,601

Total accounts payable and accrued expenses	$3,141,037	$1,393,731

Note 7 — Stockholders’ Equity (Deficit)

          In October 2004 the Board of Directors authorized the grant of 156,372 options to three members of the Board of Advisors. One-third of the options vests 4 months from the grant date and the balance vests in equal shares on the following two anniversaries of the grant date. On April 27, 2005 the vesting of all options were accelerated. The options must be exercised within ten years from the grant date. The exercise price of each option is $1.27 per share.

          On January 18, 2005, the Board of Directors authorized the grant of 52,124 options to a member of the Board of Directors. One-third of the options vests 4 months from the grant date and the balance vests in equal shares on the following two anniversaries of the grant date. On April 27, 2005 the vesting of all options were accelerated. The options must be exercised within ten years from the grant date. The exercise price of each option is $6.25 per share.

          On April 27, 2005, the holders of approximately 72% of the Company’s then-issued and outstanding common stock, by majority written consent in lieu of a meeting of shareholders, authorized a 525:1 stock split and accompanying amendment to the Company’s amended and restated articles of incorporation.  On July 12, 2005, the holders of approximately 78% of the Company’s then-issued and outstanding common stock, by majority written consent in lieu of a meeting of shareholders, authorized a 19:18 stock split and accompanying amendment to the Company’s amended and restated articles of incorporation. All references to numbers of shares in the accompanying financial statements and notes have been adjusted to give retroactive effect to these stock splits.

          During 2005, the Board of Directors authorized the grant to three employees and two directors of 177,221 shares of restricted, nonvested stock, with vesting periods ranging between two and four years, in consideration of future services to be rendered to the Company.  Unearned compensation of $619,528 was recorded based on the fair values at the dates of grant, and compensation expense is recognized during the vesting periods.  Stock-based compensation of $65,842 related to the restricted stock grants was recorded during 2005.

          On August 2, 2005, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold two million shares of common stock at $9.50 per share. The Company’s common stock commenced trading on August 3, 2005. The offering closed on August 8, 2005, and the Company received net proceeds of approximately $16.3 million (after payments to underwriters of $1.9 million, issuance of 130,000 warrants and additional estimated offering expenses of $757,000).

          The warrant to purchase 130,000 shares of the Company’s common stock is initially exercisable by the underwriters on or after February 5, 2006 and until the close of business on August 2, 2010 at a purchase price of $11.875 per share.  The holders may require the Company to convert the value of this warrant into shares of common stock through a cashless exercise option, in lieu of the payment by the holders of the exercise price.  The value of the cashless exercise option would be determined by the excess of the current market price on the exercise date over the exercise price of the shares of common stock. The value so determined would be converted to equivalent shares of common stock by dividing it by the current market price of the common stock on the exercise date.  The warrant also contains certain anti-dilution privileges for stock splits, acquisitions, and other restructurings; allows the holder at any time after the exercise date to request the company to file a registration statement for the underlying shares and perform certain other registration related activities as required; provides for certain payments to the holder in the event of delays with respect to the filing of a requested registration statement; and entitles the holder to unlimited “piggyback” registration rights.

          On October 1, 2005, the Company granted 7,500 restricted, non-vested shares to an investor relations firm pursuant to a services agreement dated October 1, 2005.  The shares were issued subject to a termination clause in favor of the Company stating that they were unvested and refundable to the Company until January 1, 2006, at which time, the services agreement had not been terminated by the Company, and the shares became fully vested.

Note 8 — Stock Option Plan

          The Company initially adopted its stock option plan in 2001.  The stock option plan was amended and restated in April 2005 by our board of directors and shareholders and renamed the “BabyUniverse 2005 Stock Incentive Plan” (Plan) under which officers, key employees, and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued common stock. The Company applies APB Opinion 25 and related interpretations in accounting for stock-based transactions with employees and has complied with the disclosure requirements of SFAS No. 123. Under the Plan, the option exercise price is equal to the fair market value of the Company’s common stock at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest within two years. If the Optionee is terminated from the Company prior to exercising their rights under the plan the options are forfeited back to the Company if not exercised within 90 days from termination date. The Company will also have the right to repurchase the shares back from the Optionee upon termination at an amount equal to the fair value of the shares determined by the Board of Directors in the same manner and amount as if determining the option exercise price under the plan. See Accounting for Stock Based Compensation in Note 1 — Description of the Company and Summary of Significant Accounting Policies for additional information with respect to the Plan’s stock option activity.

Note 9 — Income Taxes

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,

	2005		2004

	Current	Non-Current	Current	Non-Current

Deferred tax assets:
Net operating loss carryforwards	$1,212,200	$—	$880,687	$—
Depreciation and amortization	—	—	—	—
State income tax	13,888	6,651	—	1,019
Accrued expenses	24,499	—	—	—
Other	26,008	—	—	—

Total net deferred tax assets	1,276,595	6,651	880,687	1,019

Deferred tax liabilities:
Depreciation and amortization	19,135	113,490	—	21,522
State income tax	66,082	—	41,693	—
Other	—	—	—	—

Total deferred tax liabilities	85,217	113,490	41,693	21,522

Net deferred tax assets	1,191,378	(106,839)	838,994	(20,503)
Valuation allowance	1,193,445	(95,283)	838,994	(20,503)

Total net deferred tax assets	$(2,067)	$(11,556)	$—	$—

      Net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such benefit. At December 31, 2005, the Company had net operating loss carryforwards of approximately $3.0 million for federal tax purposes and $3.5 million for state tax purposes which are set to expire in various years through 2025.

      The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31,

	2005		2004		2003

Income taxes (benefit) at federal statutory rate (34%)	$(157,861)	34.0%	$75,161	34.0%	$(25,620)	34.0%
State income taxes, net of federal benefit	(20,536)	4.4%	8,258	3.7%	(2,672)	3.5%
Expenses not deductible for U.S. tax purposes	(122,487)	26.4%	2,183	1.0%	592	-0.8%
Change in valuation allowances and other	328,884	-70.8%	(85,602)	-38.7%	27,700	-36.8%

Provision for income taxes	$28,000	-6.0%	$—	0.0%	$—	0.0%

Note 10 — Commitments and Contingencies

Commitments

          The Company leases office and warehouse space in Ft. Lauderdale, Florida under the terms of a 4-year lease beginning May 1, 2004 and terminating April 30, 2008. The Company also leases a distribution center in Las Vegas, Nevada under the terms of a 5-year lease beginning December 15, 2005 and terminating December 14, 2010. Rent expense charged to operations under these operating leases were $150,796, $79,023 and $31,827 for the years ended December 31, 2005, 2004 and 2003, respectively. Future lease obligations for the years ending December 31 are as follows:

	Operating Leases	Capital Leases

2006	$282,140	$4,135
2007	278,714	3,909
2008	196,919	977
2009	155,886	—
2010	153,723	—
Thereafter	—	—

Total minimum lease payments	$1,067,382	$9,021

          Capital leases consist of office and warehouse equipment with capitalized amounts of $15,697 and $5,421 for the years ended December 31, 2005 and 2004, respectively.

Litigation

          The Company is engaged in legal actions that arise from time to time in the normal course of business.  The Company believes that the ultimate outcome of these actions will not have a material impact on its financial position, results of operations or cash flows.

Sales Tax

          Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the states of Florida, California, and Nevada from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the states of Florida, California, and Nevada could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than Florida, California, and Nevada. An unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Note 11 — Earnings (Loss) Per Share

          Basic earnings (loss) per share is based on the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants, and the non-vested portion of restricted stock.

          The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,

	2005	2004	2003

Net income (loss)	$(492,297)	$221,061	$(200,796)
Weighted average common shares outstanding	3,667,913	2,285,382	1,073,369
Basic earnings (loss) per common share	$(0.13)	$0.10	$(0.19)
Dilutive effect of stock options and warrants	—	713,787	—
Common stock and common stock equivalents	3,667,913	2,999,169	1,073,369
Diluted earnings (loss) per share	$(0.13)	$0.07	$(0.19)

          The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings (loss) per share would have been antidilutive:

	Year Ended December 31,

	2005	2004	2003

Dilutive effect of stock options and warrants	474,162	713,787	1,886,925

Note 12 — Initial Public Offering and Acquisitions

          On August 2, 2005, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering, pursuant to which the Company sold 2,000,000 million shares of common stock at $9.50 per share.  The Company’s common stock commenced trading on the American Stock Exchange under the symbol “BUN” on August 3, 2005.  The offering closed on August 8, 2005, and the Company received net proceeds of approximately $16.3 million (after payments to underwriters of $1.9 million, issuance of 130,000 warrants and related expenses of approximately $757,000).

          The warrant to purchase 130,000 shares of the Company’s common stock is initially exercisable by the underwriters on or after February 5, 2006 and until the close of business on August 2, 2010 at a purchase price of $11.875 per share.  The holders may require the Company to convert the value of this warrant into shares of common stock through a cashless exercise option, in lieu of the payment by the holders of the exercise price.  The value of the cashless exercise option would be determined by the excess of the current market price on the exercise date over the exercise price of the shares of common stock. The value so determined would be converted to equivalent shares of common stock by dividing it by the current market price of the common stock on the exercise date. The warrant also contains certain anti-dilution privileges for stock splits, acquisitions, and other restructurings; allows the holder at any time after the exercise date to request the company to file a registration statement for the underlying shares and perform certain other registration related activities as required; provides for certain payments to the holder in the event of delays with respect to the filing of a requested registration statement; and entitles the holder to unlimited “piggyback” registration rights.

          The Company has, and will continue to, use most of the net proceeds of its initial public offering to fund the initial phase of its acquisition strategy.  On September 13, 2005, we acquired all of the shares of outstanding common stock of Huta Duna, Inc., which through the website, DreamtimeBaby.com, is a growing online retailer of brand name baby products that is focused primarily on high-quality bedding products.  The Company acquired the shares of Huta Duna common stock in exchange for approximately $6.4 million in cash and 53,165 shares of the Company’s common stock.

          On January 13, 2006, through its wholly owned subsidiary, PoshBaby, Inc., the Company acquired substantially all of the assets of Posh Tots, LLC (“Posh Tots”), in exchange for $6.0 million in cash, a Promissory Note for $6.0 million, 237,248 shares of BabyUniverse common stock and a warrant to purchase 110,000 shares of BabyUniverse common stock at a price of $8.10 per share (See Note 16 — Subsequent Events, Acquisition).  The warrant for 110,000 shares of common stock is exercisable at any time on or after January 13, 2007 (“exercise date”) through its termination date on January 13, 2008. The warrant contains certain anti-dilution privileges for stock splits, acquisitions, and other restructurings and requires the Company to deliver shares fully listed on certain national exchanges and allows the holder at any time after the exercise date to request the company to file a registration statement for the underlying shares and perform certain other registration related activities as required, including keeping an effective registration statement for the period that the warrants remain unexercised.

Note 13 — Segment Information

          The Company operates in a single business segment as a leading online retailer of baby, toddler and maternity products through several online websites.

Note 14 — Quarterly Results (Unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2005, 2004, and 2003. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows:

	Year Ended December 31, 2005

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$8,169.6	$5,717.2	$5,284.1	$4,535.6
Gross profit	2,457.0	1,498.7	1,285.4	1,048.1
Income (loss) before income taxes	80.3	(125.3)	(322.1)	(97.1)
Provision for income taxes	(28.0)	—	—	—
Net income (loss)	52.3	(125.3)	(322.1)	(97.1)
Earnings (loss) per common share:
Basic	$0.01	$(0.03)	$(0.11)	$(0.04)
Diluted	$0.01	$(0.03)	$(0.11)	$(0.04)

	Year Ended December 31, 2004

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$4,531.6	$3,864.9	$2,767.8	$3,112.3
Gross profit	1,218.5	937.0	658.7	872.1
Income (loss) before income taxes	129.0	45.1	(72.4)	119.4
Provision for income taxes	—	—	—	—
Net income (loss)	129.0	45.1	(72.4)	119.4
Earnings (loss) per common share:
Basic	$0.06	$0.02	$(0.03)	$0.05
Diluted	$0.04	$0.02	$(0.03)	$0.04

	Year Ended December 31, 2003

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$2,508.2	$2,076.8	$2,141.4	$2,115.1
Gross profit	590.1	525.1	687.9	633.4
Income (loss) before income taxes	(130.4)	(146.0)	65.3	10.3
Provision for income taxes	—	—	—	—
Net income (loss)	(130.4)	(146.0)	65.3	10.3
Earnings (loss) per common share:
Basic	$(0.12)	$(0.14)	$0.06	$0.01
Diluted	$(0.12)	$(0.14)	$0.02	$0.00

The sum of quarterly basic and diluted per share amounts may not equal per share amounts reported for year ended periods.  This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Note 15 — Transactions With Related Parties

Loans Payable - Employees

          Beginning in 2002, our President and Chief Operating Officer and our Chief Information Officer, together provided approximately $1.5 million in short-term financing to the Company on a revolving basis to fund the acquisition of inventory. They were repaid principal and applicable interest only to the extent actually incurred by them in providing such financing. They were paid no compensation or fee for providing such financing. We believe that the transactions were on terms more favorable to us than could have been obtained from an unaffiliated third party. These loans were repaid to the employees after the consummation of our initial public offering, and this method of financing was discontinued.

Note 16 — Subsequent Events

Acquisition

          On January 13, 2006, through its wholly owned subsidiary, PoshBaby, Inc., the Company acquired substantially all of the assets and liabilities of Posh Tots, LLC (“Posh Tots”), in exchange for $6.0 million in cash, a promissory note for $6.0 million, 237,248 shares of BabyUniverse common stock and a warrant to purchase 110,000 shares of BabyUniverse common stock at a price of $8.10 per share.  Through its two primary websites, PoshTots.com and PoshLiving.com, PoshTots, LLC has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.

          Subject to certain restrictions, the promissory note accrues interest at 2 percentage points above the Wall Street Journal prime rate and is due on January 13, 2007.  The note is subject to principal reduction as follows:

If Prepayment is made:	Principal is reduced by:

Prior to May 13, 2006	$2,000,000
On or after May 13, 2006, but prior to July 13, 2006	$1,500,000
On or after July 13, 2006, but prior to October 13, 2006	$1,000,000

          The warrant for 110,000 shares of common stock is exercisable at $8.10 per share at any time on or after January 13, 2007 (“exercise date”) through its termination date on January 13, 2008. The warrant contains certain anti-dilution privileges for stock splits, acquisitions, and other restructurings and requires the Company to deliver shares fully listed on certain national exchanges and allows the holder at any time after the exercise date to request the company to file a registration statement for the underlying shares and perform certain other registration related activities as required, including keeping an effective registration statement for the period that the warrants remain unexercised.

Operating Leases

          On February 28, 2006 Posh Tots signed a 7-year and 3-month lease for approximately 12,000 square feet of office space to replace its existing headquarters space in Glen Allen, Virginia.  The lease commences on May 1, 2006 and the monthly lease cost is approximately $14,000.

          On March 16, 2006 we signed a 5-year and 9-month lease for approximately 10,000 square feet of office space in Jupiter, Florida for the relocation of BabyUniverse, Inc. corporate headquarters. The lease commences on April 1, 2006 and the monthly lease cost is approximately $25,000.

Exhibit Index

21.1	Subsidiaries of Registrant

23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Lieberman & Associates, P.A., Independent Registered Public Accounting Firm

31.1	Certification by John C. Textor, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Robert Brown, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by John C. Textor, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Robert Brown, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1