Form 10-Q
period 2006-03-31
BABYUNIVERSE, INC.
filed 2006-05-15
CIK 1325118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-32577

BabyUniverse, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0797093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 South U.S. Highway One, Suite 500 Jupiter, Florida 33477
(Address of principal executive offices)

Registrant’s telephone number, including area code: (561) 277-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 12, 2006, the registrant had 5,376,173 shares of common stock outstanding.

BabyUniverse, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005

	(Unaudited)
Assets
Cash And Cash Equivalents	$3,580,795	$9,925,806
Accounts Receivable	921,657	788,405
Inventory	1,875,319	1,237,659
Prepaid Expenses	245,268	275,532

Total Current Assets	6,623,039	12,227,402
Deposits	145,404	45,644
Fixed Assets - Net	1,270,775	666,793
Intangible Assets - Net	2,792,888	176,972
Goodwill	18,565,047	6,620,057

Total Assets	$29,397,153	$19,736,868

Liabilities and Stockholders’ Equity (Deficit)
Accounts Payable	$3,227,567	$2,621,424
Accrued Expenses	651,786	519,613
Gift Certificate Liability	86,648	69,188
Note And Capital Lease Payables - Current Portion	5,574,387	3,300
Deferred Revenue	1,487,532	358,064

Total Current Liabilities	11,027,920	3,571,589
Deferred Rent	18,036	15,543
Note And Capital Lease Payables - Long Term Portion	3,869	4,761

Total Liabilities	11,049,825	3,591,893
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,376,173 and 5,125,203 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	5,376	5,125
Additional Paid in Capital	21,437,508	19,592,369
Unearned Compensation	—	(553,684)
Accumulated Deficit	(3,095,556)	(2,898,835)

Total Stockholders’ Equity (Deficit)	18,347,328	16,144,975

Total Liabilities and Stockholders’ Equity (Deficit)	$29,397,153	$19,736,868

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,

	2006	2005

Gross sales	$9,997,810	$4,784,347
Less - discounts & returns	(529,648)	(248,746)

Net sales	9,468,162	4,535,601
Cost of goods sold	6,513,621	3,487,497

Gross profit	2,954,541	1,048,104

Operating expenses:
Advertising	981,188	672,810
Salaries and benefits	831,082	255,075
Technology	88,484	18,862
Restructuring	116,585	—
General and administrative	1,049,005	199,886

Total operating expenses	3,066,344	1,146,633

Operating income (loss)	(111,803)	(98,529)
Other income (expense):
Interest income	47,293	1,408
Interest expense	(111,211)	—

Income (loss) before provision for income taxes	(175,721)	(97,121)
Provision for income taxes	(21,000)	—

Net income (loss)	$(196,721)	$(97,121)

Earnings (loss) per common share:
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)
Weighted average common shares outstanding:
Basic	5,296,308	2,382,485
Diluted	5,296,308	2,382,485

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Description	Shares	Amount	Paid in Capital	Unearned Compensation	Accumulated Deficit	Total

December 31, 2005	5,125,203	$5,125	$19,592,369	$(553,684)	$(2,898,835)	$16,144,975

Reclassification of unearned compensation in accordance with FAS123(R)			(553,684)	553,684
Initial public offering expenses			(14,742)	—	—	(14,742)
Issuance of common stock – Posh Tots acquisition	237,248	237	2,013,999	—	—	2,014,236
Issuance of warrants - Posh Tots acquisition			361,548	—	—	361,548
Stock based compensation	13,722	14	8,921	—	—	8,935
Share based compensation for employee stock options			29,097	—	—	29,097
Net loss - March 31, 2006				—	(196,721)	(196,721)

March 31, 2006 (unaudited)	5,376,173	5,376	$21,437,508	—	$(3,095,556)	$18,347,328

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,

	2006	2005

Operating activities:
Net income (loss)	$(196,721)	$(97,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	101,882	15,569
Share-based compensation	38,032	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(33,879)	(31,506)
(Increase) decrease in inventory	(531,544)	63,199
(Increase) decrease in prepaid expenses	30,264	(8,584)
(Increase) in deposits	(96,231)	(1,694)
Increase (decrease) in accounts payable	560,686	(114,094)
(Decrease) in accrued expenses	(31,777)	—
Increase (decrease) in gift certificate liability	(12,994)	6,875
Increase in deferred revenue	434,785	178,767
Increase in deferred rent	2,493	4,759

Net cash provided by (used in) operating activities:	264,996	16,170

Investing activities:
Purchase of fixed assets	(603,335)	(62,892)
Cash paid in acquisition of Posh Tots, net of cash received	(5,991,144)	—

Net cash used in investing activities:	(6,594,479)	(62,892)

Financing activities:
Public offering costs	(14,742)	(8,321)
Net decrease in capital lease	(786)	—
Proceeds from exercise of options	—	30,932
Repayment of employee loans	—	(10,000)

Net cash provided by financing activities:	(15,528)	12,611

Net increase in Cash And Cash Equivalents	(6,345,011)	(34,111)
Beginning Cash And Cash Equivalents	9,925,806	613,235

Ending Cash And Cash Equivalents	$3,580,795	$579,124

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Description of the Company and Summary of Significant Accounting Policies

The Company

          BabyUniverse, Inc. (“the Company’’) is a leading online retailer of baby, toddler and children’s products and furnishings through its websites BabyUniverse.com, DreamTimeBaby.com, PoshTots.com and PoshLiving.com. The Company was incorporated on October 15, 1997 under the laws of the State of Florida as Everything But The Baby, Inc. On November 16, 2001 the Board of Directors changed the name of the corporation to BabyUniverse, Inc. Customer purchases are shipped directly from the Company’s warehouses, or are drop shipped directly to customers from the Company’s suppliers. The Company maintains its accounts on a calendar year basis.

          On September 13, 2005 the Company acquired 100% of the outstanding capital stock of Huta Duna, Inc., d/b/a DreamtimeBaby.com (“Dreamtime Baby”). The results of Dreamtime Baby’s operations have been included in the consolidated financial statements of the Company since that date.

          On January 13, 2006, the Company acquired, through a newly-created wholly-owned subsidiary, substantially all of the assets of PoshTots, LLC (“Posh Tots”), a luxury online retailer of baby and children’s furnishings.  The results of Posh Tots’ operations have been included in the consolidated financial statements of the Company since that date.  Through its primary website, PoshTots.com, the Richmond-based PoshTots has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.  Beyond the baby and children’s segments, PoshTots recently extended its brand with the Fall 2005 introduction of a new website, www.PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers. In March 2006, Posh Tots introduced another new website, www.PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by Posh Tots.

Reclassifications

          Certain account balances in the prior year have been reclassified to permit comparison with the current year.

Basis of Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Form 10-K Annual Report for 2005 filed with the Securities and Exchange Commission on March 30, 2006. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

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

Cash and Cash Equivalents

          The Company considers cash in banks, commercial paper and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents.  The Company’s Cash and Cash Equivalents balance as of March 31, 2006 includes $250,000 held by a commercial bank in a certificate of deposit in support of the bank’s $250,000 purchase card credit facility extended to the Company.

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

Stock-Based Compensation

          Effective with the Company’s current fiscal year that began on January 1, 2006, the Company has adopted the accounting and disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment, which requires that new, modified and unvested share based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period.

          The Company adopted SFAS No. 123(R) using the modified prospective application transition method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards at the date of adoption, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures. As part of adopting the modified prospective approach during the transitional period, the Company considered the determination of a one-time cumulative effect adjustment for the portion of stock options granted prior to January 1, 2006 that had not vested. As of January 1, 2006, no cumulative effect adjustment was required, because the requisite service has previously been fully rendered for outstanding awards, and because the Company accounted for the Plan under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, instead of SFAS No. 123.

          The Company had previously accounted for the Plan under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and adopted the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005:

Net income (loss), as reported	$(97,121)
Add: Stock-based compensation expense, as reported	—
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(17,262)

Pro forma net income (loss)	$(114,383)

Earnings (loss) per share
Basic - as reported	$(0.04)
Basic - pro forma	$(0.05)
Diluted - as reported	$(0.04)
Diluted - pro forma	$(0.05)

          The following assumptions were used in applying the fair value method for 2005: no dividend yield; volatility factor of 70%; risk-free interest rates that ranged between 3.69% and 4.46%; and expected lives using the “simplified method” permitted by the SEC’s Staff Accounting Bulletin 107.

          No comparable information is presented for the three month period ended March 31, 2006 as the Company adopted the disclosure requirements for SFAS No. 123(R) using a modified prospective approach effective with periods commencing on January 1, 2006. (See Note 8 – Stock Options)

Earnings (Loss) per Share

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

          For the quarters ending March 31, 2006 and 2005, the Company reported a net loss.  The diluted earnings per share are not presented for these periods since the effect is antidilutive.

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

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees.  Existing accounting guidelines (principally Emerging Issue Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity) require companies to recognize a liability when management commits itself or announces plans to exit or dispose of an activity. SFAS No. 146 will prohibit companies from recognizing an exit or disposal liability until the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date “ for contract costs, and will require these liabilities to be  measured at fair value.  This statement is effective for exit or disposal activities initiated after December 31, 2002.   The adoption of the provisions of this statement did not have an impact on the Company’s consolidated financial statements.

          In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, Consolidated Financial Statements.  This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses or receives a majority of its expected residual returns.  In December 2003, the FASB amended FIN 46, now known as FIN 46 Revised (FIN 46R).  The requirements of FIN 46R are effective no later than the end of the first reporting period that ends after March 15, 2004.   A company that has applied FIN 46 to an entity prior to the effective date of FIN 46R shall either continue to apply FIN 46 until the effective date of FIN 46R or apply this interpretation at an earlier date.  The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 143, Chapter 4, “Inventory Pricing” Paragraph 5 of ARB No. 143, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period changes.” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”.  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment to APB No. 29,  Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates certain differences in the guidance in APB No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to APB No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2002.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

          In December 2004, the Financial Accounting Standards Board (“FASB”) determined that the effective date for adoption of SFAS No. 123R, Share-Based Payment, would be the first interim period after June 15, 2005. In April 2005, the Securities and Exchange Commission changed the effective date to the first fiscal year beginning after June 15, 2005. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation , and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 defines the fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies had been encouraged, but were not required to adopt the fair value method of accounting for employee stock based transactions. Companies were also permitted to continue to account for such transactions under APB No. 25, but were required to disclose in a note to the financial statements the pro forma effect as if the Company had applied SFAS No. 123. Prior to January 1, 2006, the Company applied APB No. 25 and related interpretations in accounting for stock-based transactions with employees and complied with the disclosure requirements of SFAS No. 123.

          The Company began accounting for its share based payments in accordance with SFAS No. 123R effective with the beginning of its 2006 calendar year. As of the required effective date, all public entities and those nonpublic entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. Nonpublic entities that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures are required to apply the prospective transition method as of the required effective date. As of January 1, 2006, the requisite service has been fully rendered for outstanding awards issued prior to the date of adoption, and the implementation of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

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

          This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Management does not expect adoption of SFAS No. 155 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

a.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
b.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
c.	Permits an entity to choose either the amortization method or the fair value measurement method for subsequent measurement for each class of separately recognized servicing assets and liabilities.
d.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115.

e.	Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures.

          The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Acquisitions

          On January 13, 2006 BabyUniverse completed an acquisition of substantially all of the assets of Posh Tots, LLC (“Posh Tots”). The acquisition was consummated pursuant to the terms and provisions of an Asset Purchase Agreement dated as of January 13, 2006 by and between PoshBaby, Inc., a wholly owned subsidiary of the Company, and Posh Tots.

          Through its primary website, PoshTots.com, the Richmond-based PoshTots has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.  Beyond the baby and children’s segments, PoshTots recently extended its brand with the Fall 2005 introduction of a new website, PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers.  In March 2006, Posh Tots introduced another new website, PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by Posh Tots.

          With the acquisition of PoshTots, BabyUniverse has expanded its business to include e-commerce and e-content offerings focused exclusively on this country’s most affluent online female consumers. The acquisition of Posh Tots furthers the overall objective of BabyUniverse, which is to establish a market- leading e-commerce and new media business focused on the high-growth female marketplace.

          In connection with the acquisition, the Company issued a promissory note, as adjusted, of $5,570,981, and paid $6,000,000 in cash.  In addition, the Company issued 237,248 shares of the Company’s common stock and warrants to purchase 110,000 shares of common stock.  The shares were valued at the date of acquisition and resulted in a value of $2,014,236.  The warrants are exercisable at $8.10 per share, have a contractual life of two years, and vest one year following the acquisition date.  The warrants were valued at $361,548 using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 4.23%, a volatility factor of 70%, and an expected term of two years.

          Approximately $600,000 of the purchase price, related to repayment of the promissory note, may be deposited into an escrow fund to secure possible claims related to the representations and warranties.  The escrow fund so established is eligible for release twelve months after the acquisition date.  The difference between the purchase price and the fair value of the acquired net assets of Posh Tots of $11,902,415 was recorded as goodwill.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, January 13, 2006:

Current assets	$516,464
Property and equipment	60,974
Intangible assets	2,660,000
Goodwill	11,902,415

Total assets acquired	15,139,853
Current liabilities assumed	(934,546)

Net assets acquired	$14,205,307

          Of the $2,660,000 of acquired intangible assets, $2,200,000 was assigned to the Posh Tots trade name that has an indefinite life, $260,000 was assigned to customer list that has a useful life of 4 years, and $200,000 was assigned to catalogue and website content that has a useful life of 3 years.  Of the $11,902,415 of goodwill, none is expected to be deductible for tax purposes.

          The accompanying unaudited pro forma summary represents consolidated results of operations for BabyUniverse as if the acquisition of Posh Tots had been consummated on January 1, 2005.  Certain pro forma adjustments were reflected in the consolidated results of operations as follows:

1.

To reflect members’ salaries on a “going-forward” basis as agreed to in employment contracts entered into by PoshBaby, Inc. and three former members of Posh Tots, LLC.  The employment contracts specify annual cash-based compensation of $360,000.  The adjustment decreased actual members’ salaries to the contracted amounts.

2.	To reflect the accumulated amortization and related amortization expense of certain intangible assets that were created in connection with the acquisition of Posh Tots assets.

3.

The federal income tax effect has been omitted because BabyUniverse believes it can apply its net operating loss carryforwards to profits generated.  However, the pro forma income of Posh Tots, LLC would be subject to Virginia state income tax.  BabyUniverse’s Florida state net operating loss carryforwards would not be applicable to Virginia state income.  The applicable 2005 Virginia state tax rate of six percent has been applied to the Virginia pro forma income.

          The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

	Year Ended December 31, 2005

	Pro Forma	As Reported

Net sales	$29,981,753	$23,702,455
Net loss	$(153,858)	$(492,297)
Earnings per share:
Basic	$(0.04)	$(0.13)
Diluted	$(0.04)	$(0.13)
Weighted average shares outstanding:
Basic	3,905,161	3,667,913
Diluted	4,489,323	4,142,075

Note 3 – Goodwill

          Intangible assets with indefinite lives and goodwill are not amortized, but are tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

          During the quarter ended March 31, 2006, BabyUniverse acquired Posh Tots. (See Note 2.  Acquisitions) The following table sets forth goodwill, net, as of December 31, 2005 and March 31,  2006:

	December 31, 2005	Acquisition	Impairment Losses	March 31, 2006

Dreamtime Baby	$6,662,632	—	—	$6,662,632
Posh Tots	—	11,902,415	—	11,902,415

Total Goodwill	$6,662,632	11,902,415	—	18,565,047

Note 4 – Intangible Assets

          BabyUniverse reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  During the quarter ended March 31, 2006, BabyUniverse acquired Posh Tots. (See Note 2.  Acquisitions)

          Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to five years, unless they were determined to be subject to indefinite lives.  The following table sets forth the components of intangible assets as of March 31, 2006:

	Useful Life	Gross Carrying Amount	Acquisition	Accumulated Amortization	Net

Dreamtime Baby
Trade name	5 years	$140,000	$—	$(15,167)	$124,833
Non-competition Agreement	3 years	50,000	—	(9,028)	40,972

		190,000	—	$(24,195)	165,805

Posh Tots
Trade name	Indefinite	—	2,200,000	—	2,200,000
Customer list	4 years	—	260,000	(16,250)	243,750
Contents of catalogue / website	3 years	—	200,000	(16,667)	183,333

		—	2,660,000	(32,917)	2,627,083

Total Intangible Assets		190,000	$2,660,000	$(57,112)	$2,792,888

          Amortization expense for the three months ended March 31, 2006 was $44,083.  Estimated amortization expense for the twelve months ending March 31 is as follows:

2006	$132,250
2007	176,333
2008	171,472
2009	93,000
2010	19,834

$592,889

Note 5 – Note And Capital Lease Payables

          Debt outstanding at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005

Notes payable, prime rate plus 2% (9.5%), due January 2007	$5,570,981	$—
Capital Lease, 12.7%, due April 2008	7,275	8,061

Total debt	5,578,256	8,061
Less short-term debt and current maturities	(5,574,387)	(3,300)

Total long-term debt	$3,869	$4,761

          Subject to certain restrictions, the promissory note accrues interest at 2 percentage points above the Wall Street Journal prime rate and is due on January 13, 2007.  The note is subject to principal reduction in accordance with the following schedule. Any future pre-payment and principal reduction in the note due will be credited to the Company’s goodwill related to the Posh Tots acquisition.

If Prepayment is made:	Principal is reduced by:

Prior to May 13, 2006	$2,000,000.00
On or after May 13, 2006, but prior to July 13, 2006	$1,500,000.00
On or after July 13, 2006, but prior to October 13, 2006	$1,000,000.00

Note 6 – Reorganization and Restructuring

          During the first quarter of 2006, the Company initiated a multi-faceted reorganization and restructuring plan (the “Plan”), which is expected to be completed during the second quarter of 2006. The objectives of the Plan were to (1) integrate the business operations of two recent acquisitions with the BabyUniverse e-commerce business in order to achieve greater efficiency, and (2) benefit from certain business strengths and best practices of the acquired organizations. The Plan was comprised of the following specific elements:

•	Open the Company’s new distribution center in 24,000 square feet of leased space in Las Vegas in January 2006.
•	Implement a new warehouse management system for the Las Vegas distribution center in March 2006.
•	Relocate DreamtimeBaby’s business operations and inventory from its Los Angeles-area headquarters to the Las Vegas distribution center during March 2006.
•	Relocate the BabyUniverse inventory and distribution activities from its Fort Lauderdale warehouse to the Las Vegas distribution center during February 2006.
•	Restructure the BabyUniverse e-commerce business operations by consolidating substantially all activities within the Posh Tots’ management organization in Richmond during May 2006.
•

Reorganize and consolidate the senior management organization in corporate offices in Jupiter, Florida during June 2006. The corporate offices will house the Company’s executive management organization and certain corporate services including strategic planning, finance, technology, logistics and new media development.

          The restructuring expenses related to the Plan are being accounted for pursuant to Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees.

          The major costs associated with implementing the plan are as follows:

•

One-time termination benefits are to be provided to certain current employees that are being involuntarily terminated pursuant to the Plan, which was announced in February.  The affected employees are required to render service through various dates to June 15, 2006 in order to receive the termination benefits. The total amount expected to be paid for one-time termination benefits is approximately $118,000. Approximately $49,000 has been recognized as restructuring expenses for the quarter ended March 31, 2006, including $6,930 which was paid during the quarter.

•

The termination of our operating lease for our offices and warehouse in Fort Lauderdale, Florida is currently being negotiated with the lessor. We will likely cease using this leased space during the second quarter of 2006. At that time we will either (1) recognize a liability for terminating the lease before the end of its term, if a mutual termination is successfully negotiated with the lessor, or (2) we will recognize a liability measured at its fair value for the costs that will continue to be incurred under the lease, net of sub-lease opportunities, for its remaining term through May 2008. In either case, the fair value liability is not expected to be a material amount.

•

Other costs incurred as a result of the restructuring include costs to consolidate or close our facilities in Fort Lauderdale and Los Angeles and to relocate certain activities to the Las Vegas distribution center, to Posh Tots’ headquarters in Richmond, and to our corporate office in Jupiter, Florida. The total amount expected to be paid for other restructuring costs is approximately $95,000, of which approximately $68,000 has been incurred and recognized as restructuring expenses for the quarter ended March 31, 2006.

Note 7 – Earnings (Loss) Per Share

          Basic earnings (loss) per share are based on the weighted average number of common shares outstanding.  Diluted earnings (loss) per share are based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants.

          The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended March 31,

	2006	2005

Net income (loss)	$(196,721)	$(97,121)
Weighted average common shares outstanding	5,296,308	2,382,485
Basic earnings (loss) per common share	$(0.04)	$(0.04)
Dilutive effect of stock options and warrants	—	—
Common stock and common stock equivalents	5,296,308	2,382,485
Diluted earnings (loss) per share	(0.04)	(0.04)

          The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings (loss) per share would have been antidilutive:

	Quarter Ended March 31,

	2006	2005

Dilutive effect of stock options and warrants	636,398	775,880

Note 8 – Stock Options

          The Company’s 2001 Stock Award Plan was amended in April 2005 by our board of directors and shareholders and was renamed the 2005 Stock Incentive Plan (the “Plan”). Under the Stock Incentive Plan, the exercise price of each option equals the market price of the stock on the date of grant, the graded vesting period generally ranges between two and five years, and the contractual term ranges between two and ten years.

          The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Company uses an estimated forfeiture rate of 0% due to limited experience with historical employee forfeitures. The Black-Scholes option pricing model also requires assumptions for risk free interest rates, dividend rate, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on a peer group analysis of the stock market prices for eight comparable companies determined by the Company. Expected life is determined using the “simplified method” permitted by the SEC’s Staff Accounting Bulletin 107, since the Company does not have sufficient historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

          During the quarter ended March 31, 2006, the Company granted to employees 125,000 stock options to purchase common shares with an exercise price of $8.10. The Company has estimated that all stock options issued during the quarter ended March 31, 2006 will vest. The options vest in 2-3 years and expire one month after the end of the vesting period. During the quarter ended March 31, 2006, no stock options were forfeited by former employees. For stock options granted during the quarter ended March 31, 2006, the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rate	4.23 % to 4.30%
Dividends	—
Volatility factor	56%
Expected life	2 to 3 years
Annual forfeiture rate	0%

          The following table summarizes information about stock option transactions for the quarter ended March 31, 2006:

	Shares	Weighted-Average Exercise Price

Outstanding at December 31, 2005	104,248	$3.76
Granted	125,000	$8.10
Exercised	-0-	-0-
Forfeited	-0-	-0-

Outstanding at March 31, 2006 and total expected to vest	229,248	$6.13

Options exercisable at March 31, 2006	104,248	$3.76

          The weighted average grant-date fair value of options granted during the three month period ended March 31, 2006 was $2.76 per share.

          The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price

$0.01 to $3.50	52,124	8.5	$1.27	52,124	$1.27
$3.51 to $7.00	52,124	8.8	$6.25	52,124	$6.25
$7.01 to $8.10	125,000	1.7	$8.10	—	—

          The Company recorded $29,097 of compensation expense for employee stock options during the three month period ending March 31, 2006. At March 31, 2006 there was a total of $315,562 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2005 Plan. The cost is expected to be recognized over a weighted average period of 2.7 years.

          An aggregate of 451,734 shares of common stock are reserved for issuance under the Stock Incentive Plan. As of March 31, 2006, 123,499 shares of restricted stock were outstanding, and 328,235 shares remained available for grant. In addition, there were outstanding options to purchase a total of 229,248 shares of our common stock, and 47,500 shares of restricted stock, which were granted outside of the Stock Incentive Plan. Shares issued pursuant to the Stock Incentive Plan will be newly-issued and authorized shares of common stock, or treasury shares.

Note 9 - Subsequent Event

          In May 2006, the Company obtained an amendment to common stock purchase warrant originally issued in August 2005 by the Company to GunnAllen Financial, Inc. in conjunction with the Company’s initial public offering of its common stock.  The amendment changes the exercise price of the warrant to $11.50 per share from $11.875 per share, and corrects and clarifies certain contractual terms of the Warrant in accordance with the understanding that existed as of August 2005 between the parties with respect to future registration rights.

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

          According to the United States Department of Commerce, the total online market for consumer products grew at a compound annual growth rate of 25.2% from $28.0 billion in 2000 to $86.3 billion in 2005.  In the fourth quarter of 2005, this market continued expanding by growing 23.0% over the fourth quarter of 2004.  Furthermore, the percentage of retail Internet sales occurring in the United States compared to total sales occurring at retail in the United States has increased from 0.9% in 2000 to 2.6% in the fourth quarter of 2005.  eMarketer, Inc., a leading aggregator of online research reports, predicts that online retail sales will rise to $121 billion by 2007, or 2.9% of total retail sales. In addition, independent reports, including a May 2005 study by Forrester Research and a May 2005 report by e-Marketer, have indicated that women are becoming a more powerful driver of this growth in online purchasing activity. As the total online retail market continues to grow, we believe that the market for baby, toddler and maternity products sold over the Internet will also grow and that we are strategically positioned to participate substantially in such growth.

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

          We review our operations based on both our financial results and various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are growth in sales, gross margin and operating income.  As an online retailer, we do not incur many of the operating costs associated with physical retail stores. However, a significant amount of our operating expenses, as a percentage of net sales, is spent on online advertising and commissions instead of maintaining inventory and sales staff.  The extent of our advertising and commission spending is primarily responsible for our sales growth.  Due to the importance of our advertising and commission spending on our sales growth, we continuously monitor its effectiveness.  Our financial results, including our sales, gross profit and operating income can and do vary significantly from quarter to quarter as a result of a number of factors, many of which are beyond our control. These factors include, general economic conditions, the costs to acquire our inventory and fulfill orders, the mix of our product sales and our competitors’ pricing and marketing strategies.  Our total cost to fulfill orders is especially sensitive to potential fuel cost increases that may result from a continuing destabilization of world energy markets.

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

          Among the key non-financial measures which management reviews are customer feedback, website traffic, sales conversion rates (i.e., the percentage of visitors to our website who make a purchase) and number of orders. We believe that maintaining high overall customer satisfaction and an enjoyable shopping experience are critical to our ongoing efforts to promote our brands and to increase our sales and net income. We actively solicit customer feedback about our websites’ functionality as well as the entire shopping experience through third-party business rating and price comparison websites such as Shopping.com and BizRate.com. To maintain a high level of performance by our customer care representatives, we also undertake an ongoing customer feedback process. If we are unable to meet customer expectations with respect to price or do not successfully expand our product lines or otherwise fail to maintain high overall customer satisfaction, our financial condition and results of operations would be harmed.

          We believe that we are one of the largest online retailers of baby, toddler and maternity products in terms of product offerings and revenues. As an industry leader, we have grown our business internally since inception by increasing our presence in what we have identified to be the largest and most efficient Internet portals and by keyword paid search advertising, resulting in substantially increased traffic to our website. We have also increased our sales conversion rate by broadening our product offerings and by actively managing the placement of the best-selling products on our website. As a result, our sales have increased substantially year over year since our inception. For the years ended December 31, 2005, 2004 and 2003, we reported gross sales, excluding acquisitions, of $21.5 million, $14.8 million and $9.2 million, respectively, which represents a compound annual growth rate of 59.1% since 2002.

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

Recent Developments

          On January 13, 2006, through our wholly owned subsidiary, we acquired substantially all of the assets of Posh Tots, LLC (“Posh Tots”), in exchange for $6.0 million in cash, a promissory note for $6.0 million, 237,248 shares of BabyUniverse common stock and warrants to purchase 110,000 shares of BabyUniverse common stock at a price of $8.10 per share.  Through its primary website, PoshTots.com, the Richmond-based PoshTots has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.  Beyond the baby and children’s segments, PoshTots recently extended its brand with the Fall 2005 introduction of a new website, www.PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers.  In March 2006, Posh Tots introduced another new website, www.PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by Posh Tots.

          During the first quarter of 2006, the Company initiated a multi-faceted reorganization and restructuring plan (the “Plan”), which is expected to be completed during the second quarter of 2006. The objectives of the Plan were to (1) integrate the business operations of two recent acquisitions with the BabyUniverse e-commerce business in order to achieve greater efficiency, and (2) benefit from certain business strengths and best practices of the acquired organizations. The Plan was comprised of the following specific elements:

•	Open the Company’s new distribution center in 24,000 square feet of leased space in Las Vegas in January 2006.
•	Implement a new warehouse management system for the Las Vegas distribution center in March 2006.
•	Relocate DreamtimeBaby’s business operations and inventory from its Los Angeles-area headquarters to the Las Vegas distribution center during March 2006.
•	Relocate the BabyUniverse inventory and distribution activities from its Fort Lauderdale warehouse to the Las Vegas distribution center during February 2006.

•	Restructure the BabyUniverse e-commerce business operations by consolidating substantially all activities within the Posh Tots’ management organization in Richmond during May 2006.
•

Reorganize and consolidate the senior management organization in corporate offices in Jupiter, Florida during June 2006. The corporate offices will house the Company’s executive management organization and certain corporate services including strategic planning, finance, technology, logistics and new media development.

          The restructuring expenses related to the Plan are being accounted for pursuant to Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees.

          The major costs associated with implementing the plan are as follows:

•

One-time termination benefits are to be provided to certain current employees that are being involuntarily terminated pursuant to the Plan, which was announced in February.  The affected employees are required to render service through various dates to June 15, 2006 in order to receive the termination benefits. The total amount expected to be paid for one-time termination benefits is approximately $118,000. Approximately $49,000 has been recognized as restructuring expenses for the quarter ended March 31, 2006, including $6,930 which was paid during the quarter.

•

The termination of our operating lease for our offices and warehouse in Fort Lauderdale, Florida is currently being negotiated with the lessor. We will likely cease using this leased space during the second quarter of 2006. At that time we will either (1) recognize a liability for terminating the lease before the end of its term, if a mutual termination is successfully negotiated with the lessor, or (2) we will recognize a liability measured at its fair value for the costs that will continue to be incurred under the lease, net of sub-lease opportunities, for its remaining term through May 2008. In either case, the fair value liability is not expected to be a material amount.

•

Other costs incurred as a result of the restructuring include costs to consolidate or close our facilities in Fort Lauderdale and Los Angeles and to relocate certain activities to the Las Vegas distribution center, to Posh Tots’ headquarters in Richmond, and to our corporate office in Jupiter, Florida. The total amount expected to be paid for other restructuring costs is approximately $95,000, of which approximately $68,000 has been incurred and recognized as restructuring expenses for the quarter ended March 31, 2006.

          Our profit performance, especially during the latter half of 2005, was substantially impacted by the costs to further expand our technological infrastructure and the platform to support our acquisition growth strategy, as well as by increased expenses related to our public company status. Both of these factors will continue to significantly impact our financial results during the first half of 2006, especially compared to the same period last year.  These newly-incurred costs have made the improving economics of our e-commerce business model less apparent.  However, we believe the substantial operating leverage that we created over the past several quarters will allow us to achieve a consistent reduction in our operating expenses as a percentage of net sales in succeeding quarters, especially during the second half of 2006, as we fully realize the integration benefits and the profit contributions from our recent acquisitions, Dreamtime Baby and Posh Tots.

          In addition to acquisition infrastructure and public company costs, the reorganization and restructuring expenses described above are also reflected in this year’s first quarter financial results and will also impact our financial results in the second quarter of 2006. We believe that these integration initiatives during the first half of 2006 will position our business well for an expanding set of organic and strategic growth opportunities.

          Results of Operations

          The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Quarter Ended March 31,

	2006	2005

Gross sales	105.6	105.5
Less - Discounts and returns	(5.6)	(5.5)

Net sales	100.0%	100.0%
Cost of goods sold	68.8	76.9

Gross profit	31.2	23.1

Operating expenses
Advertising	10.4	14.8
Salaries and benefits	8.4	5.6
Share based compensation	0.4	0.0
Technology	0.9	0.4
Restructuring costs	1.2	0.0
General and administrative	11.1	4.4

Operating expenses	32.4	25.2

Operating income (loss)	(1.2)	(2.1)
Other income (expense)	(0.7)	0.0

Income (loss) before income taxes	(1.9)	(2.1)
Provision for income taxes	(0.2)	0.0

Net income (loss)	(2.1)	(2.1)

The above table may not sum due to rounding.

          The following describes certain line items set forth in our consolidated statement of operations:

          Gross sales.  Our gross sales relate to baby, toddler, maternity, bedding and furniture products sold through our websites, BabyUniverse.com, DreamtimeBaby.com, PoshTots.com and PoshLiving.com. The increase in gross sales from period to period is primarily attributable to the level of our advertising and commission spending, as well as to factors such as changes in our sales conversion rates and expanded product offerings. Our sales increases are a reflection primarily of increases in the volume of products shipped, rather than price increases or the introduction of new products. Shipping charges billed to customers are also included in gross sales.

          Discounts and returns. Those products that are returned from customers, or that are discounted, are charged to discounts & returns, which are subtracted from gross sales to arrive at net sales.

          Gross profit. Our gross profit consists of gross sales less discounts, returns and cost of goods sold. Our cost of goods sold consists of the cost of products sold to customers, inbound and outbound shipping costs and insurance on shipments. Our gross margin consists of gross profit divided by net sales.

          Operating expenses.  Our major operating expenses consist primarily of advertising, including commissions related to our affiliate marketing program, salary and related benefit costs for our employees, and general and administrative expenses, including public company expenses and credit card fees.

          Other income (expense).  Other income (expense) generally includes interest income and interest expense.

Comparison of Quarter Ended March 31, 2006 to Quarter Ended March 31, 2005

          Gross sales. Gross sales increased 109% to $9.998 million for the quarter ended March 31, 2006 from $4.784 million for the comparable quarter last year.  The most significant driver of our gross sales increase was the consolidation of operating results of DreamtimeBaby and Posh Tots as of their September 13, 2005 and January 13, 2006 acquisition dates, respectively.

          During the first quarter of 2006, we initiated a multi-faceted reorganization and restructuring plan (the “Plan”). The  primary objectives were to integrate the business operations of our two recent acquisitions with the BabyUniverse e-commerce business in order to achieve greater efficiency, as well as to benefit from certain strengths and best practices of the acquired organizations. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments. The Plan was comprised of several initiatives, including the start-up of the Company’s Las Vegas distribution center, the implementation of a new warehouse management system, and the relocation to Las Vegas of DreamtimeBaby’s business operations and inventory from its Los Angeles-area headquarters, as well as the BabyUniverse inventory and distribution activities from its former Fort Lauderdale warehouse.

          Although these integration initiatives were completed successfully during the quarter, they were not completed without some difficulties that diverted management’s attention from normal activities, and that impacted our sales and operating efficiency during the quarter.  These impacts included inefficient distribution center operations as inventory was being relocated from Fort Lauderdale and Los Angeles, and as a new warehouse management system was being simultaneously implemented. During this integration period, we encountered delayed shipments of customer orders, a higher level of order cancellations, and a greater than normal level of customer service calls and e-mails. We believe that the resulting adverse impacts on sales and operating costs for the quarter negatively impacted earnings by approximately $200,000.

          Discounts and returns. Discounts and returns amounted $529,648, or 5.6% of net sales for the quarter ended March 31, 2006 compared to $248,746, or 5.5% of net sales for the quarter ended March 31, 2005.

          Gross profit. Gross profit increased 182% to $2.955 million for the quarter ended March 31, 2006 from $1.048 million for the comparable quarter last year, and the increase primarily reflected the inclusion in the first quarter of the operating results of the DreamtimeBaby and Posh Tots acquisitions, both of which occurred since the first quarter last year. Gross margin increased to 31.2% for the quarter ended March 31, 2006 compared to 23.1% for the quarter ended March 31, 2005.  The gross margin for our BabyUniverse brand improved by more than four percentage points compared to the same quarter last year, and the consolidated gross margin also reflected the benefit from the higher gross margins resulting from the Posh Tots and Dreamtime Baby brands, which exceeded 40% and 30%, respectively, this quarter.

          Operating expenses. Operating expenses increased to $3.066 million for the quarter ended March 31, 2006 from $1.147 million for the quarter ended March 31, 2005.  As a percentage of net sales, operating expenses were 32.4% for this year’s first quarter compared to 25.3% for the comparable quarter last year.  The increase in operating expenses as a percentage of net sales was primarily attributable to:

•	management salaries and technology expenses to expand the infrastructure to support our acquisition strategy,
•

substantially higher general and administrative expenses incurred as a result of our becoming a public company in August 2005, including expenses for insurance, legal, accounting, our recent NASDAQ listing and investor relations,

•

restructuring expenses of approximately $117,000 to open our new distribution center and to integrate the recent acquisitions of DreamtimeBaby and Posh Tots with the BabyUniverse e-commerce business, and

•	stock-based compensation, resulting from the adoption of SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.

          Advertising expenses declined to 10.4% of net sales for the quarter ended March 31, 2006 from 14.8% for the quarter ended March 31, 2005.  Most of the advertising expense improvement, as a percentage of net sales, was due to the substantially lower rate of advertising spending inherent in the DreamtimeBaby and Posh Tots business models. In addition, the overall improvement was also attributable to a 50 basis point improvement in advertising spending for the BabyUniverse core business, compared to the same quarter last year.

          Other income (expense).  Other expense, net, was $63,918 for the quarter ended March 31, 2006 compared to other income, net, of $1,408 for the comparable quarter last year.   Included in this year’s quarter was interest expense of $111,211 associated with the $6 million note payable incurred as partial consideration for the acquisition of Posh Tots in January 2006.  This amount was partially offset by interest income earned on the remaining net proceeds of the Company’s initial public offering of common stock in August 2005.

          Income taxes. The provision for income taxes was $21,000 for the quarter ended March 31, 2006, and represented state income taxes on the profit related to our Dreamtime Baby subsidiary. There was no provision for income taxes for the comparable quarter last year. We had net operating loss carry forwards of $3,004,520 at December 31, 2005, which will expire in various years through 2025. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

          Net income (loss).   The net loss for the quarter ended March 31, 2006 was $196,721, or ($0.04) per diluted share, compared to a net loss of $97,121, or ($0.04) per diluted share for the quarter ended March 31, 2005.

Liquidity and Capital Resources

          Sources of funds and Liquidity. Since inception, we have funded our operations through the sale of equity securities and convertible indebtedness, and cash generated from operations. In addition, our business model contains beneficial working capital characteristics. This is primarily due to the fact that we collect cash from sales to customers within several business days of the related sale, but we typically have extended payment terms with many of our suppliers. The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents.

          As of December 31, 2005, we had positive working capital of $8.7 million, which resulted primarily from the proceeds of our initial public offering of common stock in August 2005. As of March 31, 2006, we had negative working capital of $4.4 million.  During the first quarter of 2006, the Company used $6 million of cash, and issued a note for $6 million, to fund the acquisition of Posh Tots, LLC.

          Uses of funds. Net cash provided by operating activities was $250,254 for the quarter ended March 31, 2006, compared to $7,849 for the comparable period last year. The increase in cash provided by operating activities was primarily due to an increase in accounts payable and accrued expenses, which reflects the beneficial working capital characteristics previously mentioned.   The increase in cash provided by operating activities occurred despite an increased investment in inventory of $531,544, due primarily to our decision to increase inventory and the percentage of sales shipped from our own warehouse, in order to reduce the corresponding percentage of sales shipped by drop shippers and our fulfillment partners.

          Net cash used in investing activities was $6.6 million for the quarter ended March 31, 2006 and was primarily related to the acquisition of Posh Tots ($6.0 million), and to a lesser extent, capital expenditures associated with enhancing our technology system infrastructure ($603,335).

          On January 13, 2006, through a wholly owned subsidiary, we acquired substantially all of the assets of Posh Tots, LLC, in exchange for $6.0 million in cash, a promissory note for $6.0 million, 237,248 shares of BabyUniverse common stock and warrants to purchase 110,000 shares of BabyUniverse common stock at a price of $8.10 per share.

          The proceeds from our recent initial public offering and cash flows from operations have been sufficient to fund our acquisitions and operational requirements for the past several quarters. However, in order to fund a continuation of our acquisition strategy or our operational requirements, including repayment of the $6.0 million promissory note issued in conjunction with our acquisition of Posh Tots, LLC, the Company will need to secure additional financing, and we are currently evaluating several debt financing alternatives.  Any future debt or equity financing may not be available on terms acceptable to us, or at all.

          As of March 31, 2006, we had no material commitments for capital expenditures.

Contractual Obligations

          The following tables summarize our contractual obligations as of March 31, 2006 and the expected effect on liquidity and cash flows. Payments due by period are as follows:

	Total	2006	2007 through 2009	2010 through 2011	After 2011

Operating leases	$3,904,608	$398,648	$2,079,476	$1,120,883	$305,601
Capital leases	37,109	6,593	19,532	9,764	1,220

	Operating Leases	Capital Leases

2006	$398,648	$6,593
2007	731,392	8,791
2008	687,385	5,859
2009	660,699	4,882
2010	673,413	4,882
Thereafter	753,071	6,102

Total minimum lease payments	$3,904,608	$37,109

          Capital leases consist of warehouse equipment with capitalized amounts of $39,727 and $15,697 for the quarter ended March 31, 2006 and 2005, respectively.

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

Special Note Regarding Forward Looking-Statements

          This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events or our future financial performance.  These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. You are advised to consult further disclosures we may make on related subjects in our future filings with the Securities and Exchange Commission. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses
•	purchasers of baby, toddler and maternity products and baby bedding and furniture may not choose to shop online, which could prevent us from increasing revenues
•	we intend to undertake acquisitions to expand our business, which may pose risks to our existing shareholders
•	we may not succeed in continuing to establish our various brands, which could prevent us from acquiring customers and increasing our revenues
•	we face significant competition
•	we rely exclusively on the sale of baby, toddler and maternity products and baby bedding and furniture for our revenues and demand for these products could decline
•	if we fail to successfully maintain or expand our fulfillment capabilities, we may not be able to increase our revenues
•	we rely on the services of our key personnel, any of whom would be difficult to replace
•	failure to adequately protect our intellectual property could damage our reputation and harm our business
•	if use of the internet for online commerce does not continue our business would be harmed
•	our revenues may be negatively affected if we are required to charge taxes on purchases
•	our failure to protect confidential information of our customers would harm our business
•	interruptions to our systems that impair customer access to our website would harm our business

          Furthermore, in some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology.  These statements are only predictions.  In evaluating these statements, you should specifically consider various factors including the risks outlined in the Risk Factors section of the Company’s Annual Report on Form 10-K dated March 30, 2006 and filed with the Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash and cash equivalents balance as of March 31, 2006 was held in money market accounts or invested in investment grade commercial paper with maturities less than 90 days. The remaining proceeds of our August 2005 stock offering will continue to be invested in cash equivalents and short-term securities, pending the application of such proceeds.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 1A.  Risk Factors

          There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          (a)Pursuant to that Asset Purchase Agreement dated as of January 13, 2006 by and between PoshBaby, Inc., a wholly-owned subsidiary of BabyUniverse, Inc., and Posh Tots, LLC (“Posh Tots”), the Company issued, as partial consideration, 237,248 shares of its common stock and warrants to purchase 110,000 shares of its common stock at an exercise price of $8.10 per share. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits

          (a)    Exhibits

Number	Description of Document

2.1	Asset Purchase Agreement dated as of January 13, 2006 by and between PoshBaby, Inc. and Posh Tots, LLC. (1)
4.1	Amendment to GunnAllen Financial, Inc. Warrant dated May 11, 2006.
10.1	Employment Agreement dated January 13, 2006 between PoshBaby, Inc. and Karen Booth Adams.
10.2	Employment Agreement dated January 13, 2006 between PoshBaby, Inc. and Andrea Edmunds.
10.3	Employment Agreement dated January 13, 2006 between PoshBaby, Inc. and Susan Lindeman.
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to BabyUniverse, Inc.’s Current Report on Form 8-K (File No. 1-32577) originally filed with the SEC on January 20, 2006, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BabyUniverse, Inc.

Registrant
Date: May 15, 2006

/s/ Robert M. Brown

Robert M. Brown
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description of Document

4.1	Amendment to GunnAllen Financial, Inc. Warrant dated May 11, 2006.
10.1	Employment Agreement dated January 13, 2006 between PoshBaby, Inc. and Karen Booth Adams.
10.2	Employment Agreement dated January 13, 2006 between PoshBaby, Inc. and Andrea Edmunds.
10.3	Employment Agreement dated January 13, 2006 between PoshBaby, Inc. and Susan Lindeman.
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.