Form 10-Q
period 2006-06-30
BABYUNIVERSE, INC.
filed 2006-08-14
CIK 1325118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 14, 2006, the registrant had 5,414,443 shares of common stock outstanding.

BABYUNIVERSE, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash And Cash Equivalents	$2,062,519	$9,925,806
Accounts Receivable	460,177	788,405
Inventory	1,632,689	1,237,659
Prepaid Expenses	313,796	275,532

Total Current Assets	4,469,181	12,227,402
Deposits	137,760	45,644
Fixed Assets - Net	1,839,561	666,793
Intangible Assets - Net	2,930,563	176,972
Goodwill	18,688,814	6,620,057

Total Assets	$28,065,879	$19,736,868

Liabilities and Stockholders’ Equity (Deficit)
Accounts Payable	$3,153,160	$2,621,424
Accrued Expenses	605,375	519,613
Gift Certificate Liability	97,509	69,188
Note And Capital Lease Payables - Current Portion	5,578,182	3,300
Deferred Revenue	1,288,799	358,064

Total Current Liabilities	10,723,025	3,571,589
Deferred Rent	88,504	15,543
Note And Capital Lease Payables - Long Term Portion	24,272	4,761

Total Liabilities	10,835,801	3,591,893
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,392,534 and 5,125,203 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	5,392	5,125
Additional Paid in Capital	21,525,528	19,592,369
Unearned Compensation	—	(553,684)
Accumulated Deficit	(4,300,842)	(2,898,835)

Total Stockholders’ Equity (Deficit)	17,230,078	16,144,975

Total Liabilities and Stockholders’ Equity (Deficit)	$28,065,879	$19,736,868

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Year to Date Ended June 30,

	2006	2005	2006	2005

Gross sales	$9,144,134	$5,501,854	$19,141,944	$10,282,071
Less - discounts & returns	(619,207)	(217,712)	(1,148,855)	(466,458)

Net sales	8,524,927	5,284,142	17,993,089	9,815,613
Cost of goods sold	6,169,702	3,998,734	12,683,323	7,486,231

Gross profit	2,355,225	1,285,408	5,309,766	2,329,382

Operating expenses:
Advertising	952,238	918,345	1,933,426	1,591,154
Salaries and benefits	858,970	365,535	1,652,020	593,008
Share based compensation	88,036	—	126,068	—
Technology	27,933	19,856	116,417	38,718
Restructuring	389,822	—	506,407	—
General and administrative	1,241,153	305,188	2,290,158	528,547

Total operating expenses	3,558,152	1,608,924	6,624,496	2,751,427

Operating income (loss)	(1,202,927)	(323,516)	(1,314,730)	(422,045)
Other income (expense):
Interest income	74,289	1,666	121,582	3,074
Interest expense	(89,648)	(303)	(200,859)	(303)

Income (loss) before income taxes	(1,218,286)	(322,153)	(1,394,007)	(419,274)
Provision for income taxes	13,000	—	(8,000)	—

Net income (loss)	$(1,205,286)	$(322,153)	$(1,402,007)	$(419,274)

Earnings (loss) per common share:
Basic	$(0.23)	$(0.11)	$(0.26)	$(0.16)
Diluted	$(0.23)	$(0.11)	$(0.26)	$(0.16)
Weighted average common shares outstanding:
Basic	5,336,712	2,891,254	5,316,662	2,638,275
Diluted	5,336,712	2,891,254	5,316,662	2,638,275

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc.
Consolidated Statements of Stockholders’ Equity

Description	Shares	Amount		Paid in Capital	Unearned Compensation	Accumulated Deficit	Total

December 31, 2005	5,125,203	$5,125	`	$19,592,369	$(553,684)	$(2,898,835)	$16,144,975

Reclassification of unearned compensation in accordance with FAS123(R)				(553,684)	553,684		—
Initial public offering expenses				(14,742)	—	—	(14,742)
Issuance of common stock - Posh Tots acquisition	237,248	237		2,013,999	—	—	2,014,236
Issuance of warrants - Posh Tots acquisition				361,548	—	—	361,548
Share based compensation for employee stock options				29,097	—	—	29,097
Stock based compensation	13,722	14		8,921	—	—	8,935
Net loss - March 31, 2006					—	(196,721)	(196,721)

March 31, 2006 (unaudited)	5,376,173	$5,376		$21,437,508	—	$(3,095,556)	$18,347,328

Share based compensation for employee stock options				50,334	—	—	50,334
Stock based compensation	16,361	16		37,686	—	—	37,702
Net loss - June 30, 2006					—	(1,205,286)	(1,205,286)

June 30, 2006 (unaudited)	5,392,534	$5,392		$21,525,528	—	$(4,300,842)	$17,230,078

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Year to Date Ended June 30,

	2006	2005

Operating activities:
Net income (loss)	$(1,402,007)	$(419,274)
Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	244,517	32,181
Share-based compensation	126,068	1,504
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	330,109	(22,605)
(Increase) in inventory	(288,914)	(125,238)
(Increase) in prepaid expenses	(38,264)	(11,472)
(Increase) in deposits	(88,587)	(4,598)
Increase in accounts payable	486,279	620,013
Increase (decrease) in accrued expenses	(78,188)	40,272
Increase (decrease) in gift certificate liability	(2,133)	5,541
Increase in deferred revenue	236,052	135,489
Increase in deferred rent	72,961	9,059

Net cash provided by (used in) operating activities:	(402,107)	260,872

Investing activities:
Purchase of fixed assets	(1,242,282)	(138,742)
Purchase of ePregnancy intangible assets	(184,257)	—
Cash paid in acquisition of Posh Tots, net of cash received	(6,017,419)	—

Net cash used in investing activities:	(7,443,958)	(138,742)

Financing activities:
Net increase (decrease) in note and capital lease payables	(2,480)	9,544
Proceeds from exercise of options	—	191,568
Proceeds from exercise of warrants	—	1,321
Public offering costs	(14,742)	(449,236)
Repayment of employee loans	—	(52,028)

Net cash provided by (used in) financing activities:	(17,222)	(298,831)

Net decrease in Cash And Cash Equivalents	(7,863,287)	(176,701)
Beginning Cash And Cash Equivalents	9,925,806	613,235

Ending Cash And Cash Equivalents	$2,062,519	$436,534

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

Basis of Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report  on Form 10-K for 2005 filed with the Securities and Exchange Commission. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Use of Estimates

          Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP’’).  The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances.  However, estimates inherently relate to matters that are uncertain at the time the estimates are made, and are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Cash and Cash Equivalents

          The Company considers cash in banks, commercial paper and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents.  The Company’s Cash and Cash Equivalents balance as of June 30, 2006 includes $250,000 held by a commercial bank in a certificate of deposit in support of the bank’s $250,000 purchase card credit facility extended to the Company.

Goodwill

          SFAS No. 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets separate from goodwill. Goodwill is not subject to amortization and is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, then an analysis will be performed to compare the implied fair value with the carrying amount of goodwill. An impairment loss would be recognized in an amount equal to the difference. Fair value is generally based upon future cash flows discounted at a rate that reflects the risk involved or market-based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.

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

          The Company adopted SFAS No. 123(R) using the modified prospective application transition method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards at the date of adoption, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures. As part of adopting the modified prospective approach during the transitional period, the Company considered the determination of a one-time cumulative effect adjustment for the portion of stock options granted prior to January 1, 2006 that had not vested. As of January 1, 2006, no cumulative effect adjustment was required, because the requisite service had previously been fully rendered for outstanding awards, and because the Company accounted for the Plan under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, instead of SFAS No. 123.

          The Company had previously accounted for the Plan under Accounting Principles Board (APB) Opinion No. 25 and its related interpretations, and adopted the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income (loss), as reported	$(322,153)	$(419,274)
Add: Stock-based compensation expense, as reported	1,504	1,504
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(3,081)	(12,323)

Pro forma net income (loss)	$(323,730)	$(430,093)

Earnings (loss) per share
Basic - as reported	$(0.11)	$(0.16)
Basic - pro forma	$(0.11)	$(0.16)
Diluted - as reported	$(0.11)	$(0.16)
Diluted - pro forma	$(0.11)	$(0.16)

          The following assumptions were used in applying the fair value method for 2005: no dividend yield; volatility factor of 70%; risk-free interest rates that ranged between 3.69% and 4.46%; and expected lives using the “simplified method” permitted by the SEC’s Staff Accounting Bulletin 107.

          No comparable information is presented for the three-month and six-month periods ended June 30, 2006 as the Company adopted the disclosure requirements for SFAS No. 123(R) using a modified prospective approach effective with periods commencing on January 1, 2006. (See Note 8 – Stock Options)

Earnings (Loss) per Share

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

          For the quarterly and year-to-date periods ending June 30, 2006 and 2005, the Company reported a net loss.  The diluted earnings per share are not presented for these periods since the effect is antidilutive.

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

          In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement:

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

          An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

          In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

          This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect adoption of Interpretation No. 48 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

Note 2 – Acquisitions

          On June 15, 2006, the Company acquired certain assets related specifically to the business of ePregnancy.com and ePregnancy Magazine.  The selected assets acquired include the URL www.ePregnancy.com, the ePregnancy trademark, a related online community website, message boards, and an expansive archive of content. The magazine’s prior owners discontinued publication of ePregnancy Magazine and the final published issue was distributed in late April as the May 2006 issue.  BabyUniverse intends to focus its efforts on growing and supporting the online community at ePregnancy.com and does not intend to revive the magazine.

          The revenue-producing activity of the business component did not exist at the time selected assets were acquired by the Company. In addition, none of the following attributes were included among the selected assets acquired by the Company; physical facilities, employee base, sales force or production techniques. As a result of these facts, the Company has accounted for the ePregnancy transaction as an acquisition of selected assets, and not as the acquisition of a business, consistent with guidance provided in Rule 11-01 (d) of Regulation S-X of the Securities and Exchange Commission. The allocation of the purchase price to the intangible assets acquired is preliminary.  Final adjustments to the valuation analysis could result in a material change in the allocation.

          On January 13, 2006 BabyUniverse completed an acquisition of substantially all of the assets of Posh Tots, LLC (“Posh Tots”). The acquisition was consummated pursuant to the terms and provisions of an Asset Purchase Agreement dated as of January 13, 2006 by and between PoshBaby, Inc., a wholly owned subsidiary of the Company, and Posh Tots.

          In connection with the acquisition, the Company issued a promissory note, as adjusted, of $5,570,981, and paid $6,000,000 in cash.  In addition, the Company issued 237,248 shares of the Company’s common stock and warrants to purchase 110,000 shares of common stock.  The shares were valued at the date of acquisition and resulted in a value of $2,014,236.  The warrants are exercisable at $8.10 per share, have a contractual life of two years, and vest one year following the acquisition date.  The warrants were valued at $300,753 using the Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 4.23%, a volatility factor of 56%, and an expected term of two years.

          Approximately $600,000 of the purchase price, related to repayment of the promissory note, may be deposited into an escrow fund to secure possible claims related to the representations and warranties.  The escrow fund so established is eligible for release twelve months after the acquisition date.  The difference between the purchase price and the fair value of the acquired net assets of Posh Tots of $11,928,690 was recorded as goodwill.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, January 13, 2006:

Current assets	$516,464
Property and equipment	60,974
Intangible assets	2,660,000
Goodwill	11,928,690

Total assets acquired	15,166,128
Current liabilities assumed	(934,546)

Net assets acquired	$14,231,582

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

          On January 13, 2006, BabyUniverse acquired Posh Tots (See Note 2.  Acquisitions).  The following table sets forth goodwill, net, as of December 31, 2005 and June 30, 2006:

	December 31, 2005	Acquisition/ Adjustments	Impairment Losses	June 30, 2006

DreamtimeBaby	$6,620,057	$140,067	$—	$6,760,124
Posh Baby	—	11,928,690	—	11,928,690

	$6,620,057	$12,068,757	$—	$18,688,814

          During the first half of 2006, the Company recognized additional adjustments to the DreamtimeBaby goodwill of $140,067. These adjustments resulted from additional transaction costs for the DreamtimeBaby acquisition of approximately $43,000, as well as a settlement with the seller that reduced the post-closing working capital adjustment by $97,000.

          See Note 9 – Subsequent Event for the description of a $5.0 million debt financing transaction completed by the Company on July 11, 2006 with Hercules Technology Growth Capital, Inc. Proceeds from the financing were used primarily to refinance the Company’s existing senior debt, thereby enabling the Company to realize a $1.5 million discount of the $6.0 million note that was previously incurred in connection with the acquisition of PoshTots on January 13, 2006. The pre-payment and principal reduction in the note payable subsequent to June 30, 2006 will reduce the Company’s goodwill amount related to the Posh Tots acquisition by $1.5 million.

Note 4 – Intangible Assets

          BabyUniverse reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets.  On January 13, 2006, BabyUniverse acquired Posh Tots. (See Note 2.  Acquisitions)

          Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to five years, unless they were determined to be subject to indefinite lives.  The following table sets forth the components of intangible assets as of June 30, 2006:

	Useful Life	Gross Carrying Amount	Acquisition	Accumulated Amortization	Net

Dreamtime Baby
Trade name	5 years	$140,000	$—	$(22,167)	$117,833
Non-competition Agreement	3 years	50,000	—	(13,194)	36,806

		190,000	—	$(35,361)	154,639

Posh Tots
Trade name	Indefinite	—	2,200,000	—	2,200,000
Customer list	4 years	—	260,000	(32,500)	227,500
Contents of catalogue / website	3 years	—	200,000	(33,333)	166,667

		—	2,660,000	(65,833)	2,594,167

ePregnancy	3 years	—	184,257	(2,500)	181,757

Total Intangible Assets		190,000	$2,844,257	$(103,694)	$2,930,563

          Amortization expense for the three month and year-to-date periods ended June 30, 2006 were $46,583 and $90,666, respectively.  Estimated amortization expense for the twelve months ending December 31 is as follows:

2006	$209,543
2007	237,753
2008	232,890
2009	121,210
2010	19,833

$821,229

Note 5 – Note and Capital Lease Payables

Debt outstanding at June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005

Notes payable, prime rate plus 2% (9.5%), due January 2007	$5,570,981	$—
Capital leases	31,473	8,061

Total debt	5,602,454	8,061
Less short-term debt and current maturities	(5,578,182)	(3,300)

Total long-term debt	$24,272	$4,761

          Subject to certain restrictions, the promissory note accrues interest at 2 percentage points above the Wall Street Journal prime rate and is due on January 13, 2007.  The note is subject to principal reduction in accordance with the following schedule. Any future pre-payment and principal reduction in the note due will reduce the Company’s goodwill amount related to the Posh Tots acquisition.

If Prepayment is made:	Principal is reduced by:

Prior to May 13, 2006	$2,000,000
On or after May 13, 2006, but prior to July 13, 2006	$1,500,000
On or after July 13, 2006, but prior to October 13, 2006	$1,000,000

          See Note 9 – Subsequent Event for the description of a $5.0 million debt financing transaction completed by the Company on July 11, 2006 with Hercules Technology Growth Capital, Inc. Proceeds from the financing were used primarily to refinance the Company’s existing senior debt, thereby enabling the Company to realize a $1.5 million discount of the $6.0 million note that was previously incurred in connection with the acquisition of PoshTots on January 13, 2006.

Note 6 – Operational Reorganization and Restructuring

          During the first quarter of 2006, the Company initiated a multi-faceted reorganization and restructuring plan (the “Plan”), which was essentially completed during the second quarter of 2006. The objectives of the Plan were to (1) integrate the business operations of two recent acquisitions with the BabyUniverse e-commerce business in order to achieve greater efficiency, and (2) benefit from certain business strengths and best practices of the acquired organizations. The Plan was comprised of the following specific elements:

•	Open the Company’s new distribution center in 24,000 square feet of leased space in Las Vegas in January 2006.
•	Implement a new warehouse management system for the Las Vegas distribution center by late March 2006.
•	Relocate DreamtimeBaby’s business operations and inventory from its Los Angeles-area headquarters to the Las Vegas distribution center by late March 2006.
•	Relocate the BabyUniverse inventory and distribution activities from its Fort Lauderdale warehouse to the Las Vegas distribution center during February 2006.
•	Restructure the BabyUniverse e-commerce business operations by consolidating certain activities within the Posh Tots’ management organization in Richmond during May 2006.
•

Reorganize and consolidate the senior management organization in corporate offices in Jupiter, Florida during June 2006. The corporate offices will house the Company’s executive management organization and certain corporate services including strategic planning, finance, technology, logistics and new media development.

          The restructuring expenses related to the Plan were accounted for pursuant to Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees.  The total expense incurred for restructuring activities was approximately $506,000, of which $116,000 and $390,000 were recognized during the first and second quarters of 2006, respectively.

          The major costs associated with implementing the plan were as follows:

•

One-time termination benefits were provided to certain current employees that were involuntarily terminated pursuant to the Plan, which was announced in February.  The affected employees were required to render service through various dates to June 30, 2006 in order to receive the termination benefits. The total expense incurred for one-time termination benefits was approximately $111,000. Approximately $43,000 and $68,000 of one-time termination benefits were recognized as restructuring expenses for the first and second quarters of 2006, respectively.

•

We ceased using leased space for our offices and warehouse in Fort Lauderdale, Florida during the second quarter of 2006. We have recognized a liability of $72,752 during the quarter ended June 30, 2006, which represents the fair value of the lease costs that will continue to be incurred under the lease, net of sub-lease opportunities, for its remaining term through May 2008.

•

Other costs incurred as a result of the restructuring include costs to consolidate or close our facilities in Fort Lauderdale and Los Angeles and to relocate certain activities to the Las Vegas distribution center, to Posh Tots’ headquarters in Richmond, and to our corporate office in Jupiter, Florida. The total amount of other restructuring costs was approximately $323,000, of which $74,000 and $249,000 were incurred and recognized as restructuring expenses in the first and second quarters of 2006, respectively.

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

          The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended June 30,		Year-to-Date Ended June 30,

	2006	2005	2006	2005

Net income (loss)	$(1,205,286)	$(322,153)	$(1,402,007)	$(419,274)
Weighted average common shares outstanding	5,336,712	2,891,254	5,316,662	2,638,275
Basic earnings (loss) per common share	$(0.23)	$(0.11)	$(0.26)	$(0.16)
Dilutive effect of stock options and warrants	—	—	—	—
Common stock and common stock equivalents	5,336,712	2,891,254	5,316,662	2,638,275
Diluted earnings (loss) per share	$(0.23)	$(0.11)	$(0.26)	$(0.16)

          The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings (loss) per share would have been antidilutive:

Dilutive effect of stock options and warrants	680,559	290,801	658,601	532,001

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

          The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Company uses an estimated forfeiture rate of 0% due to limited experience with historical employee forfeitures. The Black-Scholes option pricing model also requires assumptions for risk free interest rates, dividend rate, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on a peer group analysis of the stock market prices for eight comparable companies determined by the Company. Expected life is determined using the “simplified method” permitted by the SEC’s Staff Accounting Bulletin 107, since the Company does not have suff icient historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

          During the quarter ended June 30, 2006, the Company granted to an employee 50,000 stock options to purchase common shares with an exercise price of $9.86. The Company has estimated that all stock options issued during the quarter ended June 30, 2006 will vest. The options vest in 3 years and expire one month after the end of the vesting period. During the quarter ended June 30, 2006, no stock options were forfeited by former employees. For stock options granted during the quarter ended June 30, 2006, the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

Risk free interest rate	4.73% to 4.75%
Dividends	—
Volatility factor	56%
Expected life	3 years
Annual forfeiture rate	0%

          The following table summarizes information about stock option transactions for the quarter ended June 30, 2006:

	Shares	Weighted- Average Exercise Price

Outstanding at March 31, 2006	229,248	$6.13
Granted	50,000	$9.86
Exercised	-0-	-0-
Forfeited	-0-	-0-

Outstanding at June 30, 2006 and total expected to vest	279,248	$6.80

Options exercisable at June 30, 2006	104,248	$3.76

          The weighted average grant-date fair value of options granted during the six month period ended June 30, 2006 was $3.00 per share.

          The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 6/30/06	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 6/30/06	Weighted Average Exercise Price

$0.01 to $3.50	52,124	8.3	$1.27	52,124	$1.27
$3.51 to $7.00	52,124	8.5	$6.25	52,124	$6.25
$7.01 to $10.00	175,000	1.9	$8.60	—	—

          The Company recorded $50,334 of compensation expense for employee stock options during the three month period ending June 30, 2006. At June 30, 2006 there was a total of $119,047 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2005 Plan. The cost is expected to be recognized over a weighted average period of 1.3 years.

          An aggregate of 435,373 shares of common stock are reserved for issuance under the 2005 Stock Incentive Plan. As of June 30, 2006, restricted stock grants and stock option grants were outstanding for an aggregate of 282,138 shares of stock, and 153,235 shares remained available for grant. In addition, there were outstanding options to purchase a total of 104,248 shares of our common stock, and 40,000 shares of restricted stock, which were granted outside of the 2005 Stock Incentive Plan. Shares issued pursuant to the Stock Incentive Plan will be newly-issued and authorized shares of common stock, or treasury shares.

Note 9 – Subsequent Event

          On July 11, 2006, the Company completed a $5.0 million debt financing transaction with Hercules Technology Growth Capital, Inc. Proceeds from the financing were used primarily to refinance the Company’s existing senior debt, thereby enabling the Company to realize a negotiated $1.5 million discount of the $6.0 million note that was previously incurred in connection with the acquisition of PoshTots on January 13, 2006. The pre-payment and principal reduction in the note payable subsequent to June 30, 2006 will reduce the Company’s goodwill amount related to the Posh Tots acquisition by $1.5 million. (See Note 3 – Goodwill and Note 5 – Note and Capital Lease Payables)

          The Senior Loan and Security Agreement (“Loan” or “Loan Agreement”) is for a term of 36 months, at an interest rate equal to the prime interest rate plus 2.35%. The Loan Agreement allows for interest-only payments for 12 months, with principal and interest payments due monthly thereafter. The interest-only period and the term of the Loan may be extended up to six months based on meeting certain financial tests. The Loan is secured by a perfected first priority security interest in all of the Company’s tangible and intangible assets and requires compliance with certain financial covenants, including a current ratio requirement, by which the Company must maintain a current ratio of at least .85 for the quarter ending September 30, 2006, at least .90 for the quarter ending December 31, 2006, and at least 1.0 for each subsequent calendar quarter thereafter. (See PART II, OTHER INFORMATION - Item 1A., Risk Factors, for further information.)

          In conjunction with the Loan Agreement, the Company issued a warrant to Hercules Technology Growth Capital, Inc. to purchase 91,912 shares of common stock of the Company at an exercise price of $8.16 per share. The warrant vests immediately upon execution of the Loan Agreement and is exercisable for seven years. The fair value of the warrant as of July 11, 2006 is $333,034, and the pro-rata value of the warrant will be classified as debt discount amortized during the 36-month term of the Loan in accordance with APB 14.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          BabyUniverse is a leading online retailer and content publisher in the pregnancy, baby and toddler marketplace.  Through its websites BabyUniverse.com and DreamtimeBaby.com, the company is a leading online retailer of brand-name baby, toddler and maternity products in the United States.  Through its websites PoshTots.com and PoshLiving.com, the company has extended its offerings in the baby and toddler market as a leading online provider of luxury furnishings to the country’s most affluent female consumers.  Through PoshCravings.com and ePregnancy.com, BabyUniverse has also established a widely recognized platform for the delivery of content and new media resources to a national audience of expectant parents.

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

          According to the United States Department of Commerce, the total online market for consumer products grew at a compound annual growth rate of 25.2% from $28.0 billion in 2000 to $86.3 billion in 2005.  In the first quarter of 2006, this market continued expanding by growing 25.4% over the first quarter of 2005.  Furthermore, the percentage of retail Internet sales occurring in the United States compared to total sales occurring at retail in the United States has increased from 0.9% in 2000 to 2.6% in the first quarter of 2006.  eMarketer, Inc., a leading aggregator of online research reports, predicts that online retail sales will rise to $121 billion by 2007, or 2.9% of total retail sales. In addition, independent reports, including a May 2005 study by Forrester Research and a May 2005 report by e-Marketer, have indicated that women are becoming a more powerful driver of this growth in online purchasing activity. As the total online retail market continues to grow, we believe that the market for baby, toddler and maternity products sold over the Internet will also grow and that we are strategically positioned to participate substantially in such growth.

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

          We review our operations based on both our financial results and various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are growth in sales, gross margin and operating income.  As an online retailer, we do not incur many of the operating costs associated with physical retail stores. However, a significant amount of our operating expenses, as a percentage of net sales, is spent on online advertising and commissions instead of maintaining physical retail stores and sales staff.  Our advertising and commission spending is an important factor in our sales growth, and we continuously monitor its effectiveness.  Our financial results, including our sales, gross profit and operating income can and do vary significantly from quarter to quarter as a result of a number of factors, many of which are beyond our control. These factors include, general economic conditions, the costs to acquire our inventory and fulfill orders, the mix of our product sales and our competitors’ pricing and marketing strategies.  Our total cost to fulfill orders is especially sensitive to potential fuel cost increases that may result from a continuing destabilization of world energy markets.

          We generally own and hold only a portion of the inventory needed to support our level of sales. Although we are continuing to increase inventory of those items with lower risk due to higher demand and turnover, a significant portion of the inventory we offer is owned by our suppliers. This enables us to reduce some of the cost and risk associated with carrying a full inventory of the products we sell. Upon receipt of a customer order for a specific product that will be drop-shipped from a supplier, we simultaneously purchase that product from our supplier, who ships it directly to our customer. Since our inception, our business model has minimized inventory risk by maximizing the number of products we sell that are owned by others. However, as we execute our acquisition strategy, we may acquire businesses that use a different inventory model.

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

Recent Developments

Posh Tots Acquisition

          On January 13, 2006, through our wholly owned subsidiary Posh Tots, Inc., we acquired substantially all of the assets of Posh Tots, LLC (“Posh Tots”), in exchange for $6.0 million in cash, a promissory note for $6.0 million, 237,248 shares of BabyUniverse common stock and warrants to purchase 110,000 shares of BabyUniverse common stock at a price of $8.10 per share.  Through its primary website, PoshTots.com, the Richmond-based PoshTots has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.  Beyond the baby and children’s segments, PoshTots recently extended its brand with the Fall 2005 introduction of a new website, www.PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers.  In March 2006, Posh Tots introduce d another new website, www.PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by Posh Tots.

Purchase of Selected ePregnancy Assets

          On June 15, 2006, the Company acquired certain assets related specifically to the business of ePregnancy.com and ePregnancy Magazine.  The selected assets acquired include the URL www.ePregnancy.com, the ePregnancy trademark, a related online community website, message boards, and an expansive archive of content. The magazine’s prior owners discontinued publication of ePregnancy Magazine and the final published issue was distributed in late April as the May 2006 issue.  BabyUniverse intends to focus its efforts on growing and supporting the online community at ePregnancy.com and does not intend to revive the magazine. The acquisition of these assets furthers the overall objective of BabyUniverse, which is to establish a market-leading e-commerce and new media business focused on the high-growth female marketplace.

Debt Financing Transaction

          On July 11, 2006, BabyUniverse completed a $5.0 million debt financing transaction with Hercules Technology Growth Capital, Inc. (NASDAQ: HTGC), a leading specialty finance company providing venture capital and private equity backed technology and life science companies with debt and equity growth capital. Proceeds from the financing was used primarily to refinance BabyUniverse’s existing senior debt, thereby enabling the company to realize a negotiated $1.5 million discount of the $6.0 million note that was previously incurred in connection with the company’s acquisition of PoshTots. (See Note 9 – Subsequent Event)

Operational Restructuring and Reorganization

          During the first quarter of 2006, the Company initiated a multi-faceted reorganization and restructuring plan (the “Plan”), which was essentially completed during the second quarter of 2006. The objectives of the Plan were to (1) integrate the business operations of two recent acquisitions with the BabyUniverse e-commerce business in order to achieve greater efficiency, and (2) benefit from certain business strengths and best practices of the acquired organizations. The Plan was comprised of the following specific elements:

•	Open the Company’s new distribution center in 24,000 square feet of leased space in Las Vegas in January 2006.
•	Implement a new warehouse management system for the Las Vegas distribution center by late March 2006.
•	Relocate DreamtimeBaby’s business operations and inventory from its Los Angeles-area headquarters to the Las Vegas distribution center by late March 2006.
•	Relocate the BabyUniverse inventory and distribution activities from its Fort Lauderdale warehouse to the Las Vegas distribution center during February 2006.
•	Restructure the BabyUniverse e-commerce business operations by consolidating substantially all activities within the Posh Tots’ management organization in Richmond during May 2006.
•

Reorganize and consolidate the senior management organization in corporate offices in Jupiter, Florida during June 2006. The corporate offices will house the Company’s executive management organization and certain corporate services including strategic planning, finance, technology, logistics and new media development.

          The restructuring expenses related to the Plan were accounted for pursuant to Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees.  The total expense incurred for restructuring activities was approximately $506,000, of which $116,000 and $390,000 were recognized during the first and second quarters of 2006, respectively.

          The major costs associated with implementing the plan were as follows:

•

One-time termination benefits were provided to certain current employees that were involuntarily terminated pursuant to the Plan, which was announced in February.  The affected employees were required to render service through various dates to June 30, 2006 in order to receive the termination benefits. The total expense incurred for one-time termination benefits was approximately $111,000. Approximately $43,000 and $68,000 of one-time termination benefits were recognized as restructuring expenses for the first and second quarters of 2006, respectively.

•

We ceased using leased space for our offices and warehouse in Fort Lauderdale, Florida during the second quarter of 2006. We have recognized a liability of $72,752 during the quarter ended June 30, 2006, which represents the fair value of the lease costs that will continue to be incurred under the lease, net of sub-lease opportunities, for its remaining term through May 2008.

•

Other costs incurred as a result of the restructuring include costs to consolidate or close our facilities in Fort Lauderdale and Los Angeles and to relocate certain activities to the Las Vegas distribution center, to Posh Tots’ headquarters in Richmond, and to our corporate office in Jupiter, Florida. The total amount of other restructuring costs was approximately $322,000, most of which was incurred and recognized as restructuring expenses in the second quarter of 2006.

          The Company experienced a significant amount of temporary but duplicative salary expense during the second quarter of 2006 due to the overlapping of positions during the extended training phase of its reorganization. A total of approximately 34 positions were relocated, replaced and retrained during this reorganization, and the cost of the overlapping salary expense included in restructuring expenses during the second quarter amounted to $151,831. Most of this duplication of salary expense ended during the second quarter, and the remainder should end during the first half of the third quarter.

          Throughout this period of restructuring, reorganization and business integration, the Company also experienced substantial operational difficulties, especially during the second quarter. Although the nature of these problems was anticipated at the outset of the reorganization and integration projects, the extent of the operating problems during the second quarter was not completely foreseen. These difficulties largely resulted from the complexity of simultaneously integrating within our newly-opened Las Vegas distribution center, both the DreamtimeBaby business operations and inventory from its former location in Los Angeles, and the BabyUniverse inventory and fulfillment operations from Fort Lauderdale. This consolidation project was further exacerbated by software problems associated with the newly-introduced warehouse management system in the Las Vegas distribution center, the additional complexity of relocating the BabyUniverse call center and much of its remaining business operations to Posh Tots’ Richmond headquarters, and also the relocation and consolidation of senior management and the Information Technology, Accounting and Logistics functions from former offices in Fort Lauderdale, Florida to new executive offices in Jupiter, Florida.

          The resulting adverse impact on the business during the second quarter was substantial. The operational difficulties were most noticeable in the volume of increased order cancellations, as well as customer returns and discounts due to shipping delays and errors, which amounted to $619,207, or 7.3% of net sales for the quarter ended June 30, 2006 compared to $217,712, or 4.1% of net sales for the comparable quarter last year. The increased shipping costs that also resulted from these problems, combined with increased customer discounts, were primarily responsible for the lower gross profit margin this quarter of 27.6% compared to 31.2% in the first quarter of 2006.

          Our profit performance during the quarter, especially compared to the same quarter last year, which preceded our initial public offering in August 2005, continued to be impacted by the costs to expand our technological infrastructure and the platform to support our acquisition growth strategy, as well as by expenses related to our public company status. For example, net loss for the second quarter of 2006 included expenses of $415,073, or $0.08 per diluted share, compared to $73,605, or $0.03 per diluted share, of comparable costs in the second quarter of 2005, related to public company, corporate and strategic costs that are unrelated to core e-commerce operations.  Such amounts included legal and accounting fees, investor relations expenses, public reporting expenses, directors and officers insurance, certain corporate general and administrative expenses and acquisition program costs.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Quarter Ended June 30,		Year to Date Ended June 30,

	2006	2005	2006	2005

Gross sales	107.3	104.1	106.4	104.8
Less - Discounts and returns	(7.3)	(4.1)	(6.4)	(4.8)

Net sales	100%	100%	100%	100%

Cost of goods sold	72.4	75.7	70.5	76.3

Gross profit	27.6	24.3	29.5	23.7
Operating expenses
Advertising	11.2	17.4	10.7	16.2
Salaries and benefits	10.1	6.9	9.2	6.0
Share based compensation	1.0	0.0	0.7	0.0
Technology	0.3	0.4	0.6	0.4
Restructuring costs	4.6	0.0	2.8	0.0
General and administrative	14.6	5.8	12.7	5.4

Operating expenses	41.7	30.4	36.8	28.0

Operating income (loss)	(14.1)	(6.1)	(7.3)	(4.3)

Other income (expense)	(0.2)	0.0	(0.4)	0.0

Income (loss) before income taxes	(14.3)	(6.1)	(7.7)	(4.3)
Provision for income taxes	0.2	0.0	(0.0)	0.0

Net income (loss)	(14.1)	(6.1)	(7.8)	(4.3)

The above table may not sum due to rounding

          The following section describes certain line items set forth in our consolidated statement of operations.

          Gross sales.  Our gross sales relate to baby, toddler, maternity, bedding and furniture products sold through our websites, BabyUniverse.com, DreamtimeBaby.com, PoshTots.com and PoshLiving.com. The increase in gross sales from period to period is attributable to factors such as changes in our sales conversion rates, expanded product offerings, and the level of our advertising and commission spending. Our sales increases are a reflection primarily of increases in the volume of products shipped, rather than price increases or the introduction of new products. Shipping charges billed to customers are also included in gross sales.

          Discounts and returns. Those products that are returned from customers, or that are discounted, are charged to discounts and returns, which are subtracted from gross sales to arrive at net sales.

          Gross profit. Our gross profit consists of gross sales, less discounts and returns and cost of goods sold. Our cost of goods sold consists of the cost of products sold to customers, inbound and outbound shipping costs and insurance on shipments. Our gross margin consists of gross profit divided by net sales.

          Operating expenses.  Our major operating expenses consist primarily of advertising, including commissions related to our affiliate marketing program, salary and related benefit costs for our employees, and general and administrative expenses, including credit card fees and public company expenses.

          Other income (expense).  Other income (expense) generally includes interest income and interest expense.

Comparison of Quarter Ended June 30, 2006 to Quarter Ended June 30, 2005

          Gross sales. Gross sales increased 66.2% to $9.144 million for the quarter ended June 30, 2006 from $5.502 million for the comparable quarter last year.  The most significant driver of our increase in gross sales was the consolidation of operating results of DreamtimeBaby and Posh Tots as of their September 13, 2005 and January 13, 2006 acquisition dates, respectively.

          Because of the operational difficulties encountered in the business integration initiatives during the second quarter, which were described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview, Restructuring and Reorganization, we experienced an increased incidence of delayed shipments of customer orders, a higher level of order cancellations, and an increased level of product returns and discounts. In addition, the complexity of these business integration initiatives diverted management’s attention from normal activities, all of which inevitably impacted our sales performance during the quarter.

          Discounts and returns. Discounts and returns amounted to $619,207, or 7.3% of net sales for the quarter ended June 30, 2006 compared to $217,712, or 4.1% of net sales for the quarter ended June 30, 2005.

          Gross profit. Gross profit increased 83.2% to $2.355 million for the quarter ended June 30, 2006 from $1.285 million for the comparable quarter last year, and the increase primarily reflected the inclusion in the second quarter of the operating results of the DreamtimeBaby and Posh Tots acquisitions, both of which occurred since the second quarter last year. The consolidated gross margin increased to 27.6% for the quarter ended June 30, 2006 compared to 24.3% for the quarter ended June 30, 2005. The consolidated gross margin also reflected the benefit from the higher gross margin resulting from the Posh Tots business, which exceeded 40% this quarter.

          However, the gross margins for our BabyUniverse and DreamtimeBaby brands during this year’s second quarter declined, when compared sequentially to the first quarter of 2006. This result was due to the significantly higher shipping expenses and customer discounts resulting from the operating problems described previously.

          Operating expenses. Operating expenses increased to $3.558 million for the quarter ended June 30, 2006 from $1.609 million for the quarter ended June 30, 2005.  As a percentage of net sales, operating expenses were 41.7% for this year’s first quarter compared to 30.4% for the comparable quarter last year.  The increase in operating expenses as a percentage of net sales was primarily attributable to:

•

substantially higher general and administrative expenses incurred as a result of our becoming a public company in August 2005, including increased expenses for insurance, legal, accounting and investor relations,

•	restructuring expenses of approximately $390,000 to open our new distribution center and to integrate the recent acquisitions of DreamtimeBaby and Posh Tots with the BabyUniverse e-commerce business,
•	management salaries and technology expenses to expand the infrastructure to support our acquisition strategy and other strategic growth opportunities,
•	share-based compensation of $88,036, resulting from the adoption of SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.

          Advertising expenses improved to 11.2% of net sales for the quarter ended June 30, 2006 from 17.4% for the quarter ended June 30, 2005.  The advertising expense improvement, as a percentage of net sales, was due to the substantially lower rate of advertising spending inherent in the DreamtimeBaby and Posh Tots business models, as well as a 360 basis point improvement in advertising spending for the BabyUniverse core business, compared to the same quarter last year.

          Other income (expense).  Other expense, net, was $15,359 for the quarter ended June 30, 2006 compared to other income, net, of $1,363 for the comparable quarter last year.   Included in this year’s quarter was interest expense of $89,648 associated with the $6 million note payable incurred as partial consideration for the acquisition of Posh Tots in January 2006.  This amount was partially offset by interest income earned on cash and cash equivalents, as well as interest earned on amounts owed to the Company as post-closing working capital adjustments related to its recent acquisitions.

          Income taxes. The provision for (benefit from) income taxes was ($13,000) for the quarter ended June 30, 2006, and represents a reduction of estimated state income taxes on the basis of filing consolidated state income tax returns. There was no provision for income taxes for the comparable quarter last year. We had net operating loss carry forwards of $3,004,520 at December 31, 2005, which will expire in various years through 2025. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

          Net income (loss).   The net loss for the quarter ended June 30, 2006 was $1,205,286, or ($0.23) per diluted share, compared to a net loss of $322,153, or ($0.11) per diluted share for the quarter ended June 30, 2005.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

          Gross sales. Gross sales increased 86.2% to $19.142 million for the six months ended June 30, 2006 from $10.282 million for the comparable period last year.  The most significant driver of our increase in gross sales was the consolidation of operating results of DreamtimeBaby and Posh Tots as of their September 13, 2005 and January 13, 2006 acquisition dates, respectively.

          Discounts and returns. Discounts and returns amounted to $1,148,855, or 6.4% of net sales for the six months ended June 30, 2006 compared to $466,458, or 4.8% of net sales for the comparable period last year.

          Gross profit. Gross profit increased 127.9% to $5.310 million for the six months ended June 30, 2006 from $2.329 million for the comparable period last year, and the increase primarily reflected the inclusion in the first half of 2006 of the operating results of the DreamtimeBaby and Posh Tots acquisitions, both of which occurred since the second quarter last year. The consolidated gross margin increased to 29.5% for the six months ended June 30, 2006 compared to 23.7% for the comparable period last year. The gross margin for our BabyUniverse brand improved by 1.4 percentage points compared to the comparable period last year, but most of the consolidated gross margin improvement reflected the benefit of the higher gross margin for the Posh Tots brand, which exceeded 40% during the current period.

                    Operating expenses. Operating expenses increased to $6.624 million for the six months ended June 30, 2006 from $2.751 million for the comparable period last year.  As a percentage of net sales, operating expenses were 36.8% for the six months ended June 30, 2006 compared to 28.0% for the comparable period last year.  The increase in operating expenses as a percentage of net sales was primarily attributable to:

•

substantially higher general and administrative expenses incurred as a result of our becoming a public company in August 2005, including increased expenses for insurance, legal, accounting and investor relations,

•	restructuring expenses of approximately $506,000 to open our new distribution center and to integrate the recent acquisitions of DreamtimeBaby and Posh Tots with the BabyUniverse e-commerce business,
•	management salaries and technology expenses to expand the infrastructure to support our acquisition strategy and other strategic growth opportunities,
•	share-based compensation of $126,068, resulting from the adoption of SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.

          Advertising expenses improved to 10.7% of net sales for the six months ended June 30, 2006 from 16.2% for the comparable period last year.  The advertising expense improvement, as a percentage of net sales, was due to the substantially lower rate of advertising spending inherent in the DreamtimeBaby and Posh Tots business models, as well as a 390 basis point improvement in advertising spending for the BabyUniverse core business, compared to the same period last year.

          Other income (expense).  Other expense, net, was $79,277 for the six months ended June 30, 2006 compared to other income, net, of $2,771 for the comparable period last year.  Included in this year’s first half was interest expense of $200,859 associated with the $6 million note payable incurred as partial consideration for the acquisition of Posh Tots in January 2006.  This amount was partially offset by interest income earned on cash and cash equivalents, as well as interest earned on amounts owed to the Company as post-closing working capital adjustments related to its recent acquisitions.

          Income taxes. The provision for income taxes was $8,000 for the six months ended June 30, 2006, and represented state income taxes on the profit related to our Dreamtime Baby subsidiary. There was no provision for income taxes for the comparable period last year.

          Net loss.   The net loss for the six months ended June 30, 2006 was $1,402,007, or ($0.26) per diluted share, compared to a net loss of $419,274, or ($0.16) per diluted share for the quarter ended June 30, 2005.

Liquidity and Capital Resources

          Sources of funds and Liquidity. Since inception, we have funded our operations through the sale of equity securities and convertible indebtedness, and cash generated from operations. In addition, our business model contains certain beneficial working capital characteristics. This is primarily due to the fact that we collect cash from sales to customers within several business days of the related sale, but we typically have extended payment terms with many of our suppliers. The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents.

          As of December 31, 2005, we had positive working capital of $8.7 million, which resulted primarily from the proceeds of our initial public offering of common stock in August 2005. As of June 30, 2006, we had negative working capital of $6.3 million.  During the first half of 2006, the Company used $6 million of cash and issued a note for $6 million to fund the acquisition of Posh Tots, LLC.

          Uses of funds. Net cash used in operating activities was $402,107 for the six months ended June 30, 2006, compared to net cash provided by operating activities of $260,872 for the comparable period last year. The increase in cash used in operating activities was primarily due to an increase in net loss for the period to $1,402,007 compared to a net loss of $419,274 for the same period last year.

          Net cash used in investing activities was $7.4 million for the six months ended June 30, 2006 and was primarily related to the acquisition of Posh Tots ($6.0 million), and to a lesser extent, capital expenditures ($1.4 million) associated with our business restructuring and integration, as well as enhancements to our technology system infrastructure.

          On January 13, 2006, through a wholly owned subsidiary, we acquired substantially all of the assets of Posh Tots, LLC, in exchange for $6.0 million in cash, a promissory note for $6.0 million, 237,248 shares of BabyUniverse common stock and warrants to purchase 110,000 shares of BabyUniverse common stock at a price of $8.10 per share.

          On June 23, 2006, the Company’s credit card merchant agreement for its Dreamtime Baby business was unilaterally terminated by the processing company and funding bank, due to a recent increase in the volume of customer refunds and chargebacks. The unilateral termination of the merchant agreement was not confirmed to the Company until July 18, 2006, despite repeated attempts by the Company to clarify the then-existing situation.  When confirmation of the termination was verbally received on July 18, 2006, the Company established a new credit card processing and funding account for its Dreamtime Baby business through another of its existing credit card processing agreements.

          In conjunction with termination of the agreement, and pursuant to rights based on its sole discretion, the funding bank unilaterally established a reserve account by withholding funding to the Company of credit card proceeds from June 23 until July 18, 2006. The resulting reserve account balance as of June 30, 2006 was $137,000, and was classified in the accompanying Balance Sheet as Accounts Receivable.  The final reserve account balance amounts to $371,000.  Based on recent discussions with the processing company and funding bank, it is expected that the entire balance of the reserve account will be released to the Company within a period ranging between 90 and 180 days of termination, or sooner, if warranted by a decline in the number of customer chargebacks processed through the account.

          On July 11, 2006, the Company completed a $5.0 million debt financing transaction with Hercules Technology Growth Capital, Inc. Proceeds from the financing were used primarily to refinance the Company’s existing senior debt, thereby enabling the Company to realize a negotiated $1.5 million discount of the $6.0 million note that was previously incurred in connection with the acquisition of PoshTots on January 13, 2006.

          The Senior Loan and Security Agreement (“Loan” or “Loan Agreement”) is for a term of 36 months, at an interest rate equal to the prime interest rate plus 2.35%. The Loan Agreement allows for interest-only payments for 12 months, with principal and interest payments due monthly thereafter. The interest-only period and the term of the Loan may be extended up to six months based on meeting certain financial tests. The Loan is secured by a perfected first priority security interest in all of the Company’s tangible and intangible assets and requires compliance with limited financial covenants, including a current ratio requirement. In conjunction with the Loan Agreement, the Company issued a warrant to Hercules Technology Growth Capital, Inc. to purchase 91,912 shares of common stock of the Company at an exercise price of $8.16 per share. The warrant vests immediately upon execution of the Loan Agreement and is exercisable for seven years.

          The proceeds from our initial public offering in August 2005 had been sufficient to fund our acquisitions and operational requirements for the past several quarters. However, the Company secured the additional debt financing described above, in order to fund a repayment of the $6.0 million promissory note due January 13, 2007 issued in conjunction with our acquisition of Posh Tots, LLC. We are currently evaluating additional financing alternatives to fund our operational requirements and continuation of our acquisition strategy. Any future debt or equity financing may not be available on terms acceptable to us, or at all. (See PART II, OTHER INFORMATION - Item 1A., Risk Factors, for further information.)

          As of June 30, 2006, we had no material commitments for capital expenditures.

Contractual Obligations

          The following tables summarize our contractual obligations as of June 30, 2006 and the expected effect on liquidity and cash flows. Payments due by period are as follows:

	Total	2006	2007 through 2009	2010 through 2011	After 2011

Operating leases	$3,804,266	$294,111	$2,083,638	$1,126,383	$300,133
Capital leases	31,473	3,514	17,008	9,222	1,729

	Operating Leases	Capital Leases

2006	294,111	3,514
2007	734,263	7,558
2008	688,154	5,090
2009	661,221	4,360
2010	674,032	4,263
Thereafter	752,484	6,689

Total minimum lease payments	$3,804,266	$31,473

Capital leases consist of warehouse equipment with capitalized amounts of $36,168 and $10,276 for the quarters ended June 30, 2006 and 2005, respectively.

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

Special Note Regarding Forward Looking-Statements

          This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events or our future financial performance.  These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. You are advised to consult further disclosures we may make on related subjects in our future filings with the Securities and Exchange Commission. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses
•	purchasers of baby, toddler and maternity products and baby bedding and furniture may not choose to shop online, which could prevent us from increasing revenues
•	we intend to undertake acquisitions to expand our business, which may pose risks to our existing shareholders
•	we may not succeed in continuing to establish our various brands, which could prevent us from acquiring customers and increasing our revenues
•	we face significant competition
•	we rely exclusively on the sale of baby, toddler and maternity products and baby bedding and furniture for our revenues and demand for these products could decline
•	if we fail to successfully maintain or expand our fulfillment capabilities, we may not be able to increase our revenues
•	we rely on the services of our key personnel, any of whom would be difficult to replace
•	failure to adequately protect our intellectual property could damage our reputation and harm our business
•	if use of the internet for online commerce does not continue, our business would be harmed
•	our revenues may be negatively affected if we are required to charge taxes on purchases
•	our failure to protect confidential information of our customers would harm our business
•	interruptions to our systems that impair customer access to our website would harm our business

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash and cash equivalents balance as of June 30, 2006 was held in money market accounts or invested in investment grade commercial paper with maturities less than 90 days. Cash not required to fund our operating activities will continue to be invested in cash equivalents and short-term securities, pending the application of such proceeds.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 1A.  Risk Factors

          Provided below are additional risk factors that supplement our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

1.     We have significant working capital needs and if we are unable to obtain additional financing, when needed, we may not have sufficient cash flow to run our business.

          As of June 30, 2006, our cash on hand amounted to just over $2 million.  While we intend to finance our future operations from our cash balance and from cash flow from operations, these sources may not provide us with adequate financing.  In that event, we would need to seek additional financing from lenders and investors.  If we are not able to obtain such adequate financing, when needed, it would have a material adverse effect on our financial condition and results of operations.

2.     The terms of our indebtedness may restrict our ability to operate and grow our business

          The terms of our Senior Loan and Security Agreement with Hercules Technology Capital, Inc. (the “Loan” or the “Loan Agreement”) impose restrictions on our ability to, among other things, borrow and make investments, acquire other businesses, and make capital expenditures and distributions on our capital stock.  In addition, the Loan Agreement requires us to satisfy specified financial covenants, including a covenant to maintain a current ratio of at least .85 on September 30, 2006, at least .90 on December 31, 2006 and at least 1.0 thereafter.  Our ability to comply with these provisions depends, in part, on factors over which we may not have control. These restrictions could adversely affect our ability to pursue our operating and growth strategy.  If we fail to maintain the required current ratio, we have certain rights to cure such failure with an equity financing, but there can be no assurance that we would be able to raise such equity financing to effectuate such a cure.  If we were to breach any of our financial covenants or fail to make scheduled payments, and such breach continues beyond applicable cure periods, our creditors could declare all amounts owed to them to be immediately due and payable.  We may not have available funds sufficient to repay the amounts declared due and payable and may have to sell our assets to repay those amounts. The Loan is secured by substantially all of our assets. If we cannot repay all amounts that we have borrowed under the Loan Agreement, our lender could proceed against our assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of BabyUniverse, Inc. was held on Tuesday, May 30, 2006 in Fort Lauderdale, Florida. The following proposals were voted upon at the meeting:

1.	elect two Class I directors for a term of three years, in each case, or until their successors are duly elected and qualified;
2.	ratify the appointment of Singer Lewak Greenbaum & Goldstein LLP as our independent registered public accounting firm for fiscal 2006.

          Curtis S. Gimson and Bethel G. Gottlieb were elected to serve as Class I Directors for a term of three years, in each case, or until their successors are duly elected and qualified. The term of office of the Directors listed below continued after the meeting.

•	Class II Directors: Carl Stork, Jonathan Teaford
•	Class III Directors: Stuart Goffman, John Nichols, John C. Textor

          As of May 1, 2006, the record date for the Annual Meeting, there were 5,376,173 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting.  There were 4,803,265 shares of Common Stock present, in person or by proxy, which constituted approximately 89.3% of the shares of Common Stock entitled to vote at the Annual Meeting. The following table identifies the votes cast for each proposal and with respect to each nominee for office:

	For	Against	Abstain

Proposal 1
Curtis S. Gimson	4,794,465	8,800	—
Bethel G. Gottlieb	4,794,465	8,800	—
Proposal 2	4,796,465	5,000	1,800

Item 5.  Other Information

          None

Item 6.  Exhibits

          (a)  Exhibits

Number	Description of Document

2.1	Asset Purchase Agreement dated as of June 14, 2006 by and among BabyUniverse, Inc., Majestic Media, LLC and Grace Enterprises, L.L.C.
10.1	Employment Agreement dated April 3, 2006 between BabyUniverse, Inc. and John Studdard.
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BabyUniverse, Inc.

Registrant

Date: August 14, 2006
/s/ Robert M. Brown

Robert M. Brown
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description of Document

2.1	Asset Purchase Agreement dated as of June 14, 2006 by and among BabyUniverse, Inc., Majestic Media, LLC and Grace Enterprises, L.L.C.
10.1	Employment Agreement dated April 3, 2006 between BabyUniverse, Inc. and John Studdard.
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.