Form 10-Q
period 2006-09-30
BABYUNIVERSE, INC.
filed 2006-11-14
CIK 1325118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, the registrant had 5,686,470 shares of common stock outstanding.

BABYUNIVERSE, INC.
INDEX

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	26

Item 6. Exhibits	27

Signatures	28

Exhibit 4.1

Exhibit 4.2

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 99.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and cash equivalents	$2,406,884	$9,925,806
Accounts receivable	1,048,951	788,405
Inventory	1,662,199	1,237,659
Prepaid expenses - current	235,206	275,532

Total Current Assets	5,353,240	12,227,402
Fixed assets - net	1,914,557	666,793
Intangible assets - net	2,871,065	176,972
Deposits	137,760	45,644
Prepaid expenses - long term portion	282,015	—
Goodwill	18,832,041	6,620,057

Total Assets	$29,390,678	$19,736,868

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$3,069,633	$2,621,424
Accrued expenses	363,552	519,613
Gift certificate liability	96,728	69,188
Note and capital lease payables - current portion	400,154	3,300
Deferred revenue	1,248,603	358,064

Total Current Liabilities	5,178,670	3,571,589
Deferred rent	160,246	15,543
Note and capital lease payables - long term portion	4,343,365	4,761

Total Liabilities	9,682,281	3,591,893

Commitments and Contingencies	—	—

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,686,470 and 5,125,203 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	5,686	5,125
Additional paid in capital	23,900,589	19,592,369
Unearned compensation	—	(553,684)
Accumulated deficit	(4,197,878)	(2,898,835)

Total Stockholders’ Equity (Deficit)	19,708,397	16,144,975

Total Liabilities and Stockholders’ Equity (Deficit)	$29,390,678	$19,736,868

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Year to Date Ended September 30,

	2006	2005	2006	2005

Gross sales	$9,436,920	$5,839,948	$28,578,864	$16,122,019
Less - discounts & returns	(561,578)	(122,711)	(1,710,433)	(589,169)

Net sales	8,875,342	5,717,237	26,868,431	15,532,850
Cost of goods sold	6,201,720	4,218,574	18,885,043	11,704,805

Gross profit	2,673,622	1,498,663	7,983,388	3,828,045

Operating expenses:
Advertising	1,314,803	776,396	3,248,229	2,367,550
Salaries and benefits	1,303,016	449,709	3,197,030	1,099,000
Share based compensation	63,380	22,349	189,448	23,853
Technology	62,870	31,129	179,287	69,847
Restructuring	—	—	506,407	—
General and administrative	1,164,662	425,496	3,212,827	896,256

Total operating expenses	3,908,731	1,705,079	10,533,228	4,456,506

Operating income (loss)	(1,235,109)	(206,416)	(2,549,840)	(628,461)
Other income (expense):
Interest income	10,055	81,417	131,638	84,491
Interest expense	(201,982)	(276)	(402,841)	(579)
Gain on early extinguishment of debt	1,500,000	—	1,500,000	—

Income (loss) before income tax benefit	72,964	(125,275)	(1,321,043)	(544,549)
Provision (benefit) for income taxes	(30,000)	—	(22,000)	—

Net income (loss)	$102,964	$(125,275)	$(1,299,043)	$(544,549)

Earnings (loss) per common share:
Basic	$0.02	$(0.03)	$(0.24)	$(0.17)
Diluted	$0.02	$(0.03)	$(0.24)	$(0.17)
Weighted average common shares outstanding:
Basic	5,396,406	4,285,045	5,343,509	3,193,230
Diluted	6,121,953	4,285,045	5,343,509	3,193,230

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

Description	Shares	Amount	Paid in Capital	Unearned Compensation	Accumulated Deficit	Total

December 31, 2005	5,125,203	$5,125	$19,592,369	$(553,684)	$(2,898,835)	$16,144,975

Reclassification of unearned compensation according to FAS123(R)	—	—	(553,684)	553,684	—	—
Initial public offering expenses	—	—	(14,742)	—	—	(14,742)
Issuance of common stock - Posh Tots acquisition	237,248	237	2,013,999	—	—	2,014,236
Issuance of warrants - Posh Tots acquisition	—	—	361,548	—	—	361,548
Issuance of employee options			29,097	—	—	29,097
Restricted stock	13,722	14	8,921	—	—	8,935
Net loss - March 31, 2006	—	—	—	—	(196,721)	(196,721)

March 31, 2006 (Unaudited)	5,376,173	$5,376	$21,437,508	—	$(3,095,556)	$18,347,328

Stock-based compensation for employee stock options	—	—	50,334	—	—	50,334
Stock-based compensation	16,361	16	37,686	—	—	37,702
Net loss - June 31, 2006	—	—	—	—	(1,205,286)	(1,205,286)

June 30, 2006 (Unaudited)	5,392,534	$5,392	$21,525,528	—	$(4,300,842)	$17,230,078

Stock-based compensation	30,084	30	37,672	—	—	37,702
Stock-based compensation for employee stock options	—	—	25,678	—	—	25,678
Issuance of warrants - Hercules Financing	—	—	322,231	—	—	322,231
Common stock purchase	263,852	264	1,989,480	—	—	1,989,744
Net income - September 30, 2006	—	—	—	—	102,964	102,964

September 30, 2006 (Unaudited)	5,686,470	$5,686	$23,900,589	—	$(4,197,878)	$19,708,397

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Year to Date Ended September 30,

	2006	2005

Operating activities:
Net income (loss)	$(1,299,043)	$(544,549)
Adjustments to reconcile net income (loss) to net cash used in operating activities, net of effect of acquisitions:
Amortization of prepaid financing costs	66,308	—
Depreciation and amortization	416,775	60,939
Gain on early extinguishment of debt	(1,500,000)	—
Stock-based compensation	189,448	23,853
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(272,873)	(87,997)
(Increase) in inventory	(318,424)	(687,857)
(Increase) decrease in prepaid expenses	201,477	(148,816)
(Increase) in deposits	(88,587)	(12,242)
Increase in accounts payable	402,752	1,404,398
Increase (decrease) in accrued expenses	(320,011)	449,665
(Decrease) in gift certificate liability	(2,914)	(3,980)
Increase in deferred revenue	195,856	92,706
Increase in deferred rent	144,703	11,766

Net cash provided by (used in) operating activities:	(2,184,533)	557,886

Investing activities:
Purchase of fixed assets	(1,430,036)	(331,746)
Purchase of intangible assets	(184,257)	(190,000)
Cash paid in acquisition, net of cash received	(6,017,419)	(6,448,600)
Cash received from purchase price adjustment	300,000	—

Net cash used in investing activities:	(7,331,712)	(6,970,346)

Financing activities:
Repayment of note related to Posh Tots acquisition	(4,500,000)	—
Proceeds from Hercules debt financing	5,000,000	—
Debt issue expenses associated with Hercules debt financing	(473,463)	—
Proceeds from issuance of common stock, net	1,989,744	—
Proceeds from initial public offering	—	16,413,911
Public offering costs	(14,742)
Proceeds from exercise of options	—	198,588
Net increase (decrease) in capital lease obligations	(4,216)	8,823
Proceeds from exercise of warrants	—	1,321
Repayment of employee loans	—	(79,124)

Net cash provided by financing activities:	1,997,323	16,543,519

Net increase (decrease) in Cash	(7,518,922)	10,131,059
Beginning Cash	9,925,806	613,235

Ending Cash	$2,406,884	$10,744,294

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Description of the Company and Summary of Significant Accounting Policies

The Company

          BabyUniverse, Inc. (the “Company”) is a leading Internet content, commerce and new media Company in the pregnancy, baby and toddler markerplace. Through its Web sites, BabyUniverse.com and DreamtimeBaby.com, the Company is a leading online retailer of brand-name baby, toddler and maternity products in the United States. Through its Web sites PoshTots.com and PoshLiving.com the Company has extended its offerings in the baby and toddler market as a leading online provider of luxury furnishings to the country’s most affluent female consumers. Through PoshCravings.com, ePregnancy.com and the soon-to-be-introduced, BabyTV.com the Company has also established a widely recognized platform for the delivery of content and new media resources to a national audience of expectant parents.

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

Cash and Cash Equivalents

          The Company considers cash in banks, commercial paper and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents.  The Company’s Cash and Cash Equivalents balance as of September 30, 2006 includes $250,000 held by a commercial bank in a certificate of deposit in support of the bank’s $250,000 purchase card credit facility extended to the Company.

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

Stock-Based Compensation

          Effective with the Company’s current fiscal year that began on January 1, 2006, the Company has adopted the accounting and disclosure provisions of Statement of Financial Accounting Standard SFAS No. 123(R), Share-Based Payment, which requires that new, modified and unvested share based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period.

          The Company adopted SFAS No. 123(R) using the modified prospective application transition method.  Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards at the date of adoption, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures.  As part of adopting the modified prospective approach during the transitional period, the Company considered the determination of a one-time cumulative effect adjustment for the portion of stock options granted prior to January 1, 2006 that had not vested.  As of January 1, 2006, no cumulative effect adjustment was required, because the requisite service had previously been fully rendered for outstanding awards, and because the Company accounted for the Plan under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, instead of SFAS No. 123.

          The Company had previously accounted for the Plan under APB Opinion No. 25 and its related interpretations, and adopted the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure.  The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income (loss), as reported	$(125,275)	$(544,549)
Add: Stock-based compensation expense, as reported	22,349	23,853
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(39,611)	(46,869)

Pro forma net income (loss)	$(142,537)	$(567,565)

Earnings (loss) per share
Basic - as reported	$(0.03)	$(0.17)
Basic - pro forma	$(0.03)	$(0.18)
Diluted - as reported	$(0.03)	$(0.17)
Diluted - pro forma	$(0.03)	$(0.18)

          The following assumptions were used in applying the fair value method for 2005: no dividend yield; volatility factor of 70%; risk-free interest rates that ranged between 3.69% and 4.46%; and expected lives using the “simplified method” permitted by the SEC’s Staff Accounting Bulletin 107.

          No comparable information is presented for the three-month and nine-month periods ended September 30, 2006 as the Company adopted the disclosure requirements for SFAS No. 123(R) using a modified prospective approach effective with periods commencing on January 1, 2006.  (See Note 8 – Stock Options)

Earnings (Loss) per Share

          The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share.  Under the provisions of SFAS No. 128, basic earnings per share (EPS) is computed by dividing the net earnings (loss) from operations for the period by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities.

          For the quarter ended September 30, 2005 and the year-to-date periods ended September 30, 2006 and 2005, the Company reported a net loss.  The diluted earnings per share are not presented for these periods since the effect is antidilutive.

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

          In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the income statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 will have a material impact on our consolidated results of operations, financial position or cash flow.

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

          In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, Fair Value Measurements (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS 157 may have on our consolidated financial condition or results of operations.

          In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have to our consolidated financial condition or results of operations.

          In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. Retrospective application of this Statement is not permitted.  Management does not expect adoption of Statement No. 158 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

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

          The revenue-producing activity of the business component did not exist at the time selected assets were acquired by the Company.  In addition, none of the following attributes were included among the selected assets acquired by the Company: physical facilities, employee base, sales force or production techniques.  As a result of these facts, the Company has accounted for the ePregnancy transaction as an acquisition of selected assets, and not as the acquisition of a business, consistent with guidance provided in Rule 11-01 (d) of Regulation S-X of the Securities and Exchange Commission.  The allocation of the purchase price to the intangible assets acquired is preliminary.  Final adjustments to the valuation analysis could result in a material change in the allocation.

          On January 13, 2006 BabyUniverse completed an acquisition of substantially all of the assets of Posh Tots, LLC (“Posh Tots”).  The acquisition was consummated pursuant to the terms and provisions of an Asset Purchase Agreement dated as of January 13, 2006 by and between Posh Tots, Inc., a wholly owned subsidiary of the Company, and Posh Tots.

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

          Approximately $600,000 of the purchase price, related to repayment of the promissory note, was deposited into an escrow fund to secure possible claims related to the representations and warranties.  The escrow fund was subsequently distributed to the seller in August 2006, net of a post-closing working capital adjustment pursuant to the agreement (See Note 4 – Goodwill).  The difference between the purchase price and the fair value of the acquired net assets of Posh Tots of $12,071,917 was recorded as goodwill.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, January 13, 2006:

Current assets	$516,464
Property and equipment	60,974
Intangible assets	2,660,000
Goodwill	12,071,917

Total assets acquired	15,309,355
Current liabilities assumed	(934,546)

Net assets acquired	$14,374,809

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

1.

To reflect members’ salaries on a “going-forward” basis as agreed to in employment contracts entered into by Posh Tots, Inc. and three former members of Posh Tots, LLC.  The employment contracts specify annual cash-based compensation of $360,000.  The adjustment decreased actual members’ salaries to the contracted amounts.

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

Note 3 – Inventory

          Inventory, which consists primarily of car seats, strollers, bedding, furniture, baby toys, learning tools and other small items available for sale, is accounted for using the first-in first-out (“FIFO”) method and is valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each method of disposition. There were no reserves for obsolescence at September 30, 2006.

          We generally own and hold only a portion of the inventory needed to support our level of sales. Although we have continued to increase inventory of those items with lower risk based on higher demand and turnover, a significant portion of the inventory we offer is owned by our suppliers. This enables us to reduce some of the cost and risk associated with carrying a full inventory of the products we sell. Upon receipt of a customer order for a specific product that will be drop-shipped from a supplier, we simultaneously purchase that product from our supplier, who ships it directly to our customer. Since our inception, our business model has minimized inventory risk by maximizing the numbers of products we sell that are owned by others.

Note 4 – Goodwill

          Intangible assets with indefinite lives and goodwill are not amortized, but are tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

          On January 13, 2006, BabyUniverse acquired Posh Tots (See Note 2.  Acquisitions).  The following table sets forth goodwill, net, as of December 31, 2005 and September 30, 2006:

	December 31, 2005	Acquisition/ Adjustments	Impairment Losses	September 30, 2006

DreamtimeBaby	$6,620,057	$140,067	$—	$6,760,124
Posh Tots	—	12,071,917	—	12,071,917

	$6,620,057	$12,211,984	$—	$18,832,041

          During 2006, the Company recognized additional adjustments to the DreamtimeBaby goodwill of $140,067. These adjustments resulted from additional transaction costs for the DreamtimeBaby acquisition of approximately $43,000, as well as a settlement with the seller that reduced the post-closing working capital adjustment by $97,000. The Company also recognized an additional adjustment during 2006 to the Posh Tots goodwill resulting from a settlement with the seller that reduced the post-closing working capital adjustment by $143,227.

Note 5 – Intangible Assets

          BabyUniverse reviews for the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

          Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to five years, unless they were determined to be subject to indefinite lives.  The following table sets forth the components of intangible assets as of September 30, 2006:

	Useful Life	Gross Carrying Amount	Acquisition	Accumulated Amortization	Net

Dreamtime Baby
Trade name	5 years	$140,000	$—	$(29,167)	$110,833
Non-competition Agreement	3 years	50,000	—	(17,361)	32,639

		190,000	—	$(46,528)	143,472

Posh Tots
Trade name	Indefinite	—	2,200,000	—	2,200,000
Customer list	4 years	—	260,000	(48,750)	211,250
Contents of catalogue / website	3 years	—	200,000	(50,000)	150,000

		—	2,660,000	(98,750)	2,561,250

ePregnancy	3 years	—	184,257	(17,914)	166,343

Total Intangible Assets		$190,000	$2,844,257	$(163,192)	$2,871,065

          Amortization expense for the three month and year-to-date periods ended September 30, 2006 were $59,497 and $150,104, respectively.  Estimated amortization expense for the twelve months ending December 31 is as follows:

2006	$209,602
2007	237,752
2008	232,891
2009	121,150
2010	19,834

$821,229

Note 6 – Note and Capital Lease Payables

          Notes and capital leases outstanding at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005

Notes payable, prime rate plus 2.35% (10.6%), due July 2009	$5,000,000	$—
Unamortized debt discount associated with note payable	(286,220)	—
Capital leases	29,739	8,061

Total debt	4,743,519	8,061
Less short-term debt and current maturities	(400,154)	(3,300)

Total Note and Capital Lease Payables - long-term	$4,343,365	$4,761

          On July 11, 2006, the Company completed a $5.0 million debt financing transaction with Hercules Technology Growth Capital, Inc. Proceeds from the financing were used primarily to refinance the Company’s existing debt, thereby enabling the Company to realize a negotiated $1.5 million discount of the $6.0 million note.  The pre-payment and principal reduction in the note payable of $1.5 million was recognized in other income and expense as a gain on early extinguishment of debt in accordance with the accounting treatment prescribed by Accounting Principles Board Opinion 26, Early Extinguishment of Debt, and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The Company previously stated in its Form 10-Q for the quarter ended June 30, 2006 (Note 9 – Subsequent Event) that, “The pre-payment and principal reduction in the note payable subsequent to June 30, 2006 will reduce the Company’s goodwill amount related to the Posh Tots acquisition by $1.5 million.” This initial determination as to the proposed accounting treatment was based on limited consideration at that time of the relevant accounting pronouncements applicable to the underlying facts of this transaction. Based on subsequent review and consideration, the Company believes that SFAS 141 is not relevant to the essential facts of this transaction.

          The Senior Loan and Agreement (“Loan” or “Loan Agreement”) is for a term of 36 months, at an interest rate equal to the prime interest rate plus 2.35%. The Loan Agreement allows for interest-only payments for 12 months, with principal and interest payments due monthly thereafter. The interest-only period and the term of the Loan may be extended up to six months based on meeting certain financial tests. The Loan is secured by a perfected first priority security interest in all of the Company’s tangible and intangible assets and requires compliance with certain financial covenants, including a current ratio requirement, by which the Company must maintain a current ratio of at least .85 for the quarter ending September 30, 2006, at least .90 for the quarter ending December 31, 2006, and at least 1.0 for each subsequent calendar quarter thereafter. The Company was in compliance with all covenants as of September 30, 2006. (See PART II, OTHER INFORMATION - Item 1A., Risk Factors, for further information.)

          In conjunction with the Loan Agreement, the Company issued a warrant to Hercules Technology Growth Capital, Inc. to purchase 91,912 shares of common stock of the Company at an exercise price of $8.16 per share. The warrant vested immediately upon execution of the Loan Agreement and is exercisable for seven years. The fair value of the warrant as of July 11, 2006 is $333,034, and the pro-rata value of the warrant will be classified as debt discount and amortized during the 36-month term of the Loan in accordance with Accounting Principles Board Opinion No. 14.

Note 7 – Operational Reorganization and Restructuring

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

Note 8 – Stock Options

          The Company’s 2001 Stock Award Plan was amended in April 2005 by our board of directors and shareholders and was renamed the 2005 Stock Incentive Plan (the “Plan”). Under the Plan, the exercise price of each option equals the market price of the stock on the date of grant, the graded vesting period generally ranges between two and five years, and the contractual term ranges between two and ten years.

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

          During the quarter ended September 30, 2006, the Company did not grant any stock options, and 30,000 stock options were forfeited by a former employee.

          The following table summarizes information about stock option transactions for the quarter ended September 30, 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2006	279,248	$6.80
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited	30,000	$8.10

Outstanding at September 30, 2006 and total expected to vest	249,248	$6.64	4.49	$392,911

Options exercisable at September 30, 2006	108,415	$4.00

          The weighted average grant-date fair value of options granted during the nine month period ended September 30, 2006 was $3.00 per share.

          The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 9/30/06	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 9/30/06	Weighted Average Exercise Price

$0.01 to $3.50	52,124	7.76	$1.27	52,124	$1.27
$3.51 to $7.00	52,124	8.05	$6.25	52,124	$6.25
$7.01 to $10.00	145,000	2.03	$8.71	4,167	$9.86

          The Company recorded $25,678 of compensation expense for employee stock options during the three month period ending September 30, 2006. At September 30, 2006 there was a total of $353,973 of unrecognized compensation costs related to non-vested stock-based compensation arrangements under the 2005 Plan. The cost is expected to be recognized over a weighted average period of 1 year.

          As of September 30, 2006, an aggregate of 405,289 shares of common stock are reserved for issuance under the 2005 Stock Incentive Plan. Restricted stock grants and stock option grants were outstanding for an aggregate of 222,054 shares of stock, and 183,235 shares remained available for grant. In addition, there were outstanding options to purchase a total of 104,248 shares of our common stock, and 20,000 shares of restricted stock, which were granted outside of the 2005 Stock Incentive Plan. Shares issued pursuant to the Stock Incentive Plan will be newly-issued and authorized shares of common stock, or treasury shares.

Note 9 – Earnings (Loss) Per Share

          Basic earnings (loss) per share are based on the weighted average number of common shares outstanding.  Diluted earnings (loss) per share are based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants.

          The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended September 30,		Year-to-Date Ended September 30,

	2006	2005	2006	2005

Net income (loss)	$102,964	$(125,275)	$(1,299,043)	$(544,549)
Weighted average common shares outstanding	5,396,406	4,285,045	5,343,509	3,193,230
Basic earnings (loss) per common share	$0.02	$(0.03)	$(0.24)	$(0.17)
Dilutive effect of stock options and warrants	725,547	—	—	—
Common stock and common stock equivalents	6,121,953	4,285,045	5,343,509	3,193,230
Diluted earnings (loss) per share	$0.02	$(0.03)	$(0.24)	$(0.17)

          The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings (loss) per share would have been antidilutive:

Dilutive effect of stock options and warrants	—	374,426	681,161	478,899

Note 10 – Related Party Transaction

          On September 22, 2006, BabyUniverse, Inc. closed on $2 million in new equity financing.  The equity financing was provided by affiliates of Wyndcrest Holdings, LLC, a company controlled by BabyUniverse CEO John Textor.  In connection with the financing, the Company received aggregate proceeds of approximately $2 million, based on the issuance of 263,852 shares of common stock priced at $7.58 per share, a 7.5% premium to the closing price on September 22, 2006.  These funds will be used for general corporate purposes.

          The shares of the common stock issued in the private placement have not been registered under the Securities Act of 1933, pursuant to the exemption provided in Section 4(2), and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements. BabyUniverse has agreed to file a registration statement covering resales of the common stock by the investors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          BabyUniverse is a leading Internet content, commerce and new media company in the pregnancy, baby and toddler marketplace.  Through its web sites BabyUniverse.com and DreamtimeBaby.com, the company is a leading online retailer of brand-name baby, toddler and maternity products in the United States.  Through its web sites PoshTots.com and PoshLiving.com, the company has extended its offerings in the baby and toddler market as a leading online provider of luxury furnishings to the country’s most affluent female consumers.  Through its web sites PoshCravings.com, ePregnancy.com and the soon – to – be – introduced, BabyTV.com, BabyUniverse has also established a widely recognized platform for the delivery of content and new media resources to a national audience of expectant parents.

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

          According to the United States Department of Commerce, the total online market for consumer products grew at a compound annual growth rate of 25.2% from $28.0 billion in 2000 to $86.3 billion in 2005.  In the second quarter of 2006, this market continued expanding by growing 23.0% over the second quarter of 2005.  Furthermore, the percentage of retail Internet sales occurring in the United States compared to total sales occurring at retail in the United States has increased from 0.9% in 2000 to 2.7% in the second quarter of 2006.  eMarketer, Inc., a leading aggregator of online research reports, predicts that online retail sales will rise to $121 billion by 2007, or 2.9% of total retail sales. In addition, independent reports, including a May 2005 study by Forrester Research and a May 2005 report by e-Marketer, have indicated that women are becoming a more powerful driver of this growth in online purchasing activity. As the total online retail market continues to grow, we believe that the market for baby, toddler and maternity products sold over the Internet will also grow and that we are strategically positioned to participate substantially in such growth.

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

          We believe that we are one of the largest online retailers of baby, toddler and maternity products in terms of product offerings and revenues. As an industry leader, we have grown our business internally since inception by increasing our presence in what we have identified to be the largest and most efficient Internet portals and by keyword paid search advertising, resulting in substantially increased traffic to our website. We have also increased our sales conversion rate by broadening our product offerings and by actively managing the placement of the best-selling products on our website. As a result, our sales have increased substantially year over year since our inception. For the years ended December 31, 2005, 2004 and 2003, we reported gross sales, excluding acquisitions, of $21.5 million, $14.8 million and $9.2 million, respectively, which represents a compound annual growth rate of 59.1 % since 2002.

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

Debt Financing Transaction

          On July 11, 2006, BabyUniverse completed a $5.0 million debt financing transaction with Hercules Technology Growth Capital, Inc. (NASDAQ: HTGC), a leading specialty finance company providing venture capital and private equity backed technology and life science companies with debt and equity growth capital. Proceeds from the financing were used primarily to refinance BabyUniverse’s existing debt. (See Note 6 – Note and Capital Lease Payables, in Notes to Consolidated Financial Statements, and Liquidity and Capital Resources, Management’s Discussion and Analysis of Financial Condition and Results of Operations,)

Strategic Alternatives

          On August 14, 2006, BabyUniverse, Inc. announced that its Board of Directors decided to begin a process to explore strategic alternatives to enhance shareholder value including, but not limited to, the acquisition of a substantial private company, the acquisition of a complementary public company or a potential sale of the Company. On October 5, 2006, the Company announced that it retained Banc of America Securities LLC as its financial advisor.  There can be no assurance that a transaction will result from this process and the Company does not intend to disclose developments regarding its exploration unless and until the Company’s Board of Directors has approved a specific transaction.

Private Placement of Equity Securities

          On September 22, 2006, BabyUniverse, Inc. closed on $2 Million in new equity financing.  The equity financing was provided by affiliates of Wyndcrest Holdings, LLC, a company controlled by BabyUniverse CEO John Textor.  In connection with the financing, the company received aggregate proceeds of approximately $2 Million, based on the issuance of 263,852 shares of common stock priced at $7.58 per share, a 7.5% premium to the closing price on September 22, 2006.  These funds will be used for general corporate purposes. (See Liquidity and Capital Resources, Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

          The shares of the common stock issued in the private placement have not been registered under the Securities Act of 1933, pursuant to the exemption provided in Section 4(2), and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements. BabyUniverse has agreed to file a registration statement covering resales of the common stock by the investors.

BabyTV.com

          On November 1, 2006, the Company announced that it has reached agreement with Alpha Mom, its first content partner, to secure programming for BabyTV.com.  Scheduled to debut in late 2006, BabyTV.com plans to cross-market to the 1.7 million monthly unique visitors of BabyUniverse-owned e-commerce properties such as BabyUniverse.com, PoshTots.com and DreamTimeBaby.com, and to content properties such as PoshCravings.com and ePregnancy.com.  BabyTV.com will be presented in an interactive format in which the consumer can tune in to broadcast-quality streaming television, upload videos to share with the community, interact with live events, engage in e-commerce transactions, browse links on the Web, and participate in BabyTV.com’s  online community. BabyTV.com will be the Internet’s first integrated broadcast channel and social networking community focused on the needs of new and expectant parents.

          Launched in May 2005, Alpha Mom quickly established itself as a parenting and video on demand brand, receiving  national and local media attention in publications such as The New York Times, Associated Press, New York Post and Child magazine. Alpha Mom offers an extensive selection of video programming on a wide range of topics for the new or expectant mom.  Alpha Mom distinguishes itself with subject matter on substantive child-rearing issues while at the same time providing guidance to women on how they can maintain their sense-of-self upon entering ‘mommyhood.’  Alpha Mom TV has distribution through Comcast Cable to approximately 10 million homes, and will soon be available in over 1.5 million Cox Cable homes.

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

          The Company experienced a significant amount of temporary but duplicative salary expense during the second quarter of 2006 due to the overlapping of positions during the extended training phase of its reorganization. A total of approximately 34 positions were relocated, replaced and retrained during this reorganization, and the cost of the overlapping salary expense included in restructuring expenses during the second quarter amounted to $151,831. Most of this duplication of salary expense ended during the second quarter, and the remainder ended during the first half of the third quarter.

Current Operating Environment

          Throughout this period of restructuring, reorganization and business integration that began during the first quarter of 2006, the Company experienced substantial operational difficulties. Although the nature of these problems was anticipated at the outset of the reorganization and integration projects, the extent of the operating problems was not completely foreseen. These difficulties largely resulted from the complexity of simultaneously integrating within our newly-opened Las Vegas distribution center, both (1) the DreamtimeBaby business operations and inventory from its former location in Los Angeles, and (2) the BabyUniverse inventory and fulfillment operations from Fort Lauderdale. This consolidation project was further complicated by software problems associated with the newly-introduced warehouse management system in the Las Vegas distribution center, the additional complexity of relocating the BabyUniverse call center and much of its remaining business operations to Posh Tots’ Richmond headquarters, and also the relocation and consolidation of senior management and the Information Technology, Accounting and Logistics functions from former offices in Fort Lauderdale, Florida to new executive offices in Jupiter, Florida.

          During the second quarter, as a result of the restructuring, reorganization and business integration, we experienced an increased incidence of delayed shipments of customer orders, a higher level of order cancellations, and an increased level of product returns and discounts. These problems continued, to a lesser degree, during the third quarter, as we continued to focus significant attention and resources on resolving the cause of the various problems. As a result our Amazon customer feedback has improved to a satisfaction score of more than 90%, from a low point in July of less than 60%.

          However, the diversion of management’s attention from more normal activities during the third quarter significantly impacted our sales performance during this period. Although site traffic across the BabyUniverse.com website increased 15% and 20% in September and October, respectively, compared to the same periods last year, our conversion rates were lower.  This was directly attributable to the reduced availability of high velocity inventory items to fulfill sales orders due to organizational and procedural issues involving inventory ordering and replenishment.  Newly-appointed operations management, replenishment process reengineering, and continued training of newly-hired employees during the quarter are expected to improve inventory availability and reduce backorders prospectively.

          Our profit performance during the quarter also continued to be significantly impacted by increased Salary & Benefits and General & Administrative expenses incurred (1) to expand the platform to support our acquisition growth strategy, and (2) to pursue the recent initiatives to expand our content and new media business, which is comprised of PoshCravings.com, ePregnancy.com and the soon-to-be-introduced, BabyTV.com.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Quarter Ended September 30		Year to Date Ended September 30

	2006	2005	2006	2005

Gross sales	106.3	102.1	106.4	103.8
Less - Discounts and returns	(6.3)	(2.1)	(6.4)	(3.8)

Net sales	100%	100%	100%	100%
Cost of goods sold	69.9	73.8	70.3	75.4

Gross profit	30.1	26.2	29.7	24.6
Operating expenses
Advertising	14.8	13.6	12.1	15.2
Salaries and benefits	14.7	7.9	11.9	7.1
Stock-based compensation	0.7	0.4	0.7	0.2
Technology	0.7	0.5	0.7	0.4
Restructuring costs	0.0	—	1.9	—
General and administrative	13.1	7.4	12.0	5.8

Operating expenses	44.0	29.8	39.2	28.7

Operating income (loss)	(13.9)	(3.6)	(9.5)	(4.0)
Other income (expense)	(2.2)	1.4	(1.0)	0.5
Gain on early extinguishment of debt	16.9	—	5.6	—
Income (loss) before income tax benefit	0.8	(2.2)	(4.9)	(3.5)
Provision (benefit) for income taxes	(0.3)	—	(0.1)	—

Net income (loss)	1.2	(2.2)	(4.8)	(3.5)

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

Comparison of Quarter Ended September 30, 2006 to Quarter Ended September 30, 2005

          The operational difficulties and their impact on the Company’s performance during the first three quarters of 2006 relating to the restructuring, reorganization and business integration initiatives undertaken by the Company are described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, Current Operating Environment.

          Gross sales. Gross sales increased 61.6% to $9.437 million for the quarter ended September 30, 2006 from $5.840 million for the comparable quarter last year.  The most significant driver of our increase in gross sales was the consolidation of operating results of DreamtimeBaby and Posh Tots as of their September 13, 2005 and January 13, 2006 acquisition dates, respectively.

          Discounts and returns. Discounts and returns amounted to $561,578, or 6.3% of net sales for the quarter ended September 30, 2006 compared to $122,711, or 2.1% of net sales for the quarter ended September 30, 2005.

          Gross profit. Gross profit increased 78.4% to $2.674 million for the quarter ended September 30, 2006 from $1.499 million for the comparable quarter last year, and the increase primarily reflected the inclusion in the third quarter of the operating results of the DreamtimeBaby and Posh Tots acquisitions, both of which occurred since the second quarter last year. The consolidated gross margin increased to 30.1% for the quarter ended September 30, 2006 compared to 26.2% for the quarter ended September 30, 2005. The consolidated gross margin primarily reflected the benefit from the higher gross margin resulting from the Posh Tots business.

          Operating expenses. Operating expenses increased to $3.909 million for the quarter ended September 30, 2006 from $1.705 million for the quarter ended September 30, 2005.  As a percentage of net sales, operating expenses were 44.0% for this year’s third quarter compared to 29.8% for the comparable quarter last year.  The increase in operating expenses as a percentage of net sales was primarily attributable to:

•

increased management salaries and technology-related depreciation expenses to expand the infrastructure to support our acquisition strategy, as well as the development of our content and new media business,

•

increased general and administrative expenses incurred as a result of our becoming a public company in August 2005, including increased expenses for insurance, legal, accounting and investor relations,

•

and increased rent expense associated with the newly-developed Las Vegas distribution center, as well as office relocations and expansions for Posh Tots headquarters in Richmond, Virginia and the Company’s headquarters in Jupiter, Florida.

          Advertising expenses increased to 14.8% of net sales for the quarter ended September 30, 2006 from 13.6% for the quarter ended September 30, 2005.  The increase in advertising expense, as a percentage of net sales, was due to the Company’s increased investment this quarter to re-establish market momentum and consumer confidence following our reorganization and customer service difficulties during the preceding quarter, as well as to the expansion of our business with Amazon, which carries a higher commission rate.

          Other income (expense).  Other income, net, was $1.308 million for the quarter ended September 30, 2006 compared to $81,141 for the comparable quarter last year. Included in this year’s quarter was a $1.5 million gain from extinguishment of debt. See Note 6 – Note and Capital Lease Payables to Notes to Consolidated Financial Statements. This amount was partially offset by interest expense of $201,982.

          Income taxes. The income tax benefit was $30,000 for the quarter ended September 30, 2006, and represents a reduction of estimated state income taxes on the basis of filing consolidated state income tax returns. There was no provision for income taxes for the comparable quarter last year. We had net operating loss carry forwards of $3,004,520 at December 31, 2005, which will expire in various years through 2025. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

          Net income (loss).   The net income for the quarter ended September 30, 2006 was $102,964, or $0.02 per diluted share, compared to a net loss of $125,275, or ($0. 03) per diluted share for the quarter ended September 30, 2005.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

          Gross sales.  Gross sales increased 77.30% to $28.579 million for the nine months ended September 30, 2006 from $16.122 million for the comparable period last year.  The most significant driver of our increase in gross sales was the consolidation of operating results of DreamtimeBaby and Posh Tots as of their September 13, 2005 and January 13, 2006 acquisition dates, respectively.

          Discounts and returns. Discounts and returns amounted to $1,710,433, or 6.4% of net sales for the nine months ended September 30, 2006 compared to $589,169, or 3.8% of net sales for the comparable period last year.

          Gross profit. Gross profit increased 108.6% to $7.983 million for the nine months ended September 30, 2006 from $3.828 million for the comparable period last year, and the increase primarily reflected the inclusion in the first nine months of 2006 of the operating results of the DreamtimeBaby and Posh Tots acquisitions, both of which occurred since the second quarter last year. The consolidated gross margin increased to 29.7% for the nine months ended September 30, 2006 compared to 24.6% for the comparable period last year.  Most of the consolidated gross margin improvement reflected the benefit of the higher gross margin for the Posh Tots brand, which exceeded 40% during the current period.

          Operating expenses. Operating expenses increased to $10.533 million for the nine months ended September 30, 2006 from $4.457 million for the comparable period last year.  As a percentage of net sales, operating expenses were 39.2% for the nine months ended September 30, 2006 compared to 28.7% for the comparable period last year.  The increase in operating expenses as a percentage of net sales was primarily attributable to:

•

restructuring expenses during the second quarter of approximately $506,000 to open our new distribution center and to integrate the recent acquisitions of DreamtimeBaby and Posh Tots with the BabyUniverse e-commerce business,

•

increased management salaries and technology-related depreciation expenses to expand the infrastructure to support our acquisition strategy, as well as the development of our content and new media business,

•

increased general and administrative expenses incurred as a result of our becoming a public company in August 2005, including increased expenses for insurance, legal, accounting and investor relations,

•

increased rent expense associated with the newly-developed Las Vegas distribution center, as well as office relocations and expansions for Posh Tots headquarters in Richmond, Virginia and the Company’s headquarters in Jupiter, Florida,

•	and share-based compensation of $189,448, resulting from the adoption of SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.

          Advertising expenses improved to 12.1% of net sales for the nine months ended September 30, 2006 from 15.2% for the comparable period last year.  The advertising expense improvement, as a percentage of net sales, was due to the substantially lower rate of advertising spending inherent in the DreamtimeBaby and Posh Tots business models.

          Other income (expense).  Other income, net, was $1.229 million for the nine months ended September 30, 2006 compared to $83,912 for the comparable period last year.  Included in this year’s period was a $1.5 million gain from extinguishment of debt (See Note 6 – Note and Capital Lease Payables to Notes to Consolidated Financial Statements), as well as $131,638 of interest income earned on cash and cash equivalents.  These amounts were partially offset by $402,841 of interest expense.

          Income taxes.  The income tax benefit was $22,000 for the nine months ended September 30, 2006, and represents a reduction of estimated state income taxes on the basis of filing consolidated state income tax returns. There was no provision for income taxes for the comparable period last year. We had net operating loss carry forwards of $3,004,520 at December 31, 2005, which will expire in various years through 2025. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

          Net loss.  The net loss for the nine months ended September 30, 2006 was $1,299,043, or ($0.24) per diluted share, compared to a net loss of $544,549, or ($0.17) per diluted share for the comparable period last year.

Liquidity and Capital Resources

          Sources of funds and Liquidity.  Since inception, we have funded our operations through the sale of equity securities and convertible indebtedness, and cash generated from operations.  The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents.  As of December 31, 2005, our working capital was $8.7 million, which resulted primarily from the proceeds of our initial public offering of common stock in August 2005.  As of September 30, 2006, our working capital had declined to approximately $175,000.  Most of this decline is attributable to investing activities, described below under Uses of funds.

          On July 11, 2006, BabyUniverse completed a $5.0 million debt financing transaction with Hercules Technology Growth Capital, Inc. (NASDAQ: HTGC), a leading specialty finance company providing venture capital and private equity backed technology and life science companies with debt and equity growth capital. Proceeds from the financing were used primarily to refinance BabyUniverse’s existing debt. (See Note 6 – Note and Capital Lease Payables)

          On September 22, 2006, BabyUniverse, Inc. closed on $2 million in new equity financing.  The equity financing was provided by affiliates of Wyndcrest Holdings, LLC, a company controlled by BabyUniverse CEO John Textor.  In connection with the financing, the company received aggregate proceeds of approximately $2 million, based on the issuance of 263,852 shares of common stock priced at $7.58 per share, a 7.5% premium to the closing price on September 22, 2006.  These funds will be used for general corporate purposes. (See Note 10 – Related Party Transaction)

          Uses of funds.  Net cash used in operating activities was $2,184,533 for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $557,886 for the comparable period last year. The increase in cash used in operating activities was primarily due to an increase in net loss for the period to $1,299,043, including a non-cash gain of $1,500,000 on repayment of debt, compared to a net loss of $544,549 for the same period last year.

          Net cash used in investing activities was approximately $7.6 million for the nine months ended September 30, 2006 and was primarily related to the acquisition of Posh Tots ($6.0 million), and to a lesser extent, capital expenditures ($1.6 million) associated with our business restructuring and integration, as well as enhancements to our technology system infrastructure.

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

          In conjunction with termination of the agreement, and pursuant to rights based on its sole discretion, the funding bank unilaterally established a reserve account by withholding funding to the Company of credit card proceeds from June 23 until July 18, 2006.  The resulting reserve account balance as of September 30, 2006 was $371,000, and was included in the accompanying Consolidated Balance Sheet as Accounts Receivable.  Based on recent discussions with the processing company and funding bank, it is expected that the entire balance of the reserve account will be released to the Company within a period ranging between 90 and 180 days of termination.

          The proceeds from our initial public offering in August 2005 had been sufficient to fund our acquisitions and operational requirements for the past several quarters.  However, the Company secured the additional debt and equity financings described above, in order to fund a repayment of its debt, as well as for general corporate purposes.  We are currently evaluating additional financing alternatives to fund our operational requirements and a continuation of our acquisition strategy.  Any future debt or equity financing may not be available on terms acceptable to us, or at all. (See PART II, OTHER INFORMATION - Item 1A., Risk Factors, for further information.)

          As of September 30, 2006, we had no material commitments for capital expenditures.

Contractual Obligations

          The following tables summarize our contractual obligations as of September 30, 2006 and the expected effect on liquidity and cash flows.  Payments due by period are as follows:

	Total	2006	2007 through 2009	2010 through 2011	After 2011

Operating leases	$3,669,353	$161,753	$2,081,115	$1,120,884	$305,601
Capital leases	32,713	2,198	19,532	9,763	1,220

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

          The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash and cash equivalents balance as of September 30, 2006 was held in money market accounts or invested in investment grade commercial paper with maturities less than 90 days.  Cash not required to fund our operating activities will continue to be invested in cash equivalents and short-term securities, pending the application of such proceeds.

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

          As of September 30, 2006, our cash on hand amounted to just over $2 million.  While we intend to finance our future operations from our cash balance and from cash flow from operations, these sources may not provide us with adequate financing.  In that event, we would need to seek additional financing from lenders and investors.  If we are not able to obtain such adequate financing, when needed, it would have a material adverse effect on our financial condition and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          On September 28, 2006, the Company filed a Current Report on Form 8-K reporting that it closed on $2 Million in new equity financing on September 22, 2006.  The equity financing was provided by affiliates of Wyndcrest Holdings, LLC, a company controlled by BabyUniverse CEO John Textor.  The Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006 is incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

1.)

On November 10, 2006, the Company issued a press release announcing the resignation of certain officers and other organizational changes related to the company’s prior restructuring efforts and the initiation of new lines of business.  A copy of the press release is furnished as Exhibit 99.1 and is incorporated herein by reference.

Certain of the management changes are summarized as follows:

•

Stuart Goffman, a member of our Board of Directors, has relinquished his position as President and Chief Operating Officer, and has been appointed Interim Chief Financial Officer of the Company.  Mr. Goffman is expected to remain in that position until such time as the Company either completes a material strategic transaction or elects to hire an individual to assume the role of Chief Financial Officer.

	•	Robert Brown, citing personal reasons, has resigned from his role as Chief Financial Officer of the Company and will continue to provide active consulting services to the Company.
•

Sean Weiss, formerly Chief Information Officer, will resign from the Company effective November 15, 2006. The role of Chief Information Officer has been eliminated in favor of the newly established role of Chief Technology Officer. Carlos Barreio, formerly the Company’s Senior Software Engineer, has been appointed Chief Technology Officer effective immediately.

2.)

On November 10, 2006, the Compensation Committee of the Board of Directors approved annual salary increases effective October 1, 2006 for John C. Textor, Chief Executive Officer, Jonathan Teaford, Executive Vice President, and Georgianne K. Brown, Executive Vice President of the Company and Divisional President – Mainstream eCommerce. The Amended Employment Agreements are included as Exhibits 10.3, 10.4 and 10.5, and are included herein by reference.

Item 6.  Exhibits

          (a)     Exhibits

Number	Description of Document

4.1	Senior Loan and Security Agreement dated July 11, 2006 by and between BabyUniverse, Inc. and Hercules Technology Growth Capital, Inc. [1]
4.2	Warrant Agreement dated as of July 11, 2006 to Purchase Shares of the Common Stock of BabyUniverse, Inc. [1]
10.1

Subscription Agreement dated as of September 22, 2006 by and between BabyUniverse, Inc., a Florida corporation, and affiliates of Wyndcrest Holdings, LLC, a company controlled by BabyUniverse Chief Executive Officer John Textor. [2]

10.2

Registration Rights Agreement dated as of September 22, 2006 by and between BabyUniverse, Inc., a Florida corporation, and affiliates of Wyndcrest Holdings, LLC, a company controlled by BabyUniverse Chief Executive Officer John Textor. [2]

10.3	Amendment to Employment Agreement dated November 10, 2006 between BabyUniverse, Inc. and John Textor.
10.4	Amendment to Employment Agreement dated November 10, 2006 between BabyUniverse, Inc. and Jonathan Teaford.
10.5	Amendment to Employment Agreement dated November 10, 2006 between BabyUniverse, Inc. and Georgianne Brown.
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
99.1	Press Release dated November 10, 2006.

[1]	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006.
[2]	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BabyUniverse, Inc.

Registrant

Date: November 14, 2006

/s/ Stuart Goffman

Stuart Goffman
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description of Document

4.1	Senior Loan and Security Agreement dated July 11, 2006 by and between BabyUniverse, Inc. and Hercules Technology Growth Capital, Inc. [1]
4.2	Warrant Agreement dated as of July 11, 2006 to Purchase Shares of the Common Stock of BabyUniverse, Inc. [1]
10.1

Subscription Agreement dated as of September 22, 2006 by and between BabyUniverse, Inc., a Florida corporation, and affiliates of Wyndcrest Holdings, LLC, a company controlled by BabyUniverse Chief Executive Officer John Textor. [2]

10.2

Registration Rights Agreement dated as of September 22, 2006 by and between BabyUniverse, Inc., a Florida corporation, and affiliates of Wyndcrest Holdings, LLC, a company controlled by BabyUniverse Chief Executive Officer John Textor. [2]

10.3	Amendment to Employment Agreement dated November 10, 2006 between BabyUniverse, Inc. and John Textor.
10.4	Amendment to Employment Agreement dated November 10, 2006 between BabyUniverse, Inc. and Jonathan Teaford.
10.5	Amendment to Employment Agreement dated November 10, 2006 between BabyUniverse, Inc. and Georgianne Brown.
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
99.1	Press Release dated November 10, 2006.

[1]	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006.
[2]	Previously filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2006.