Form 10-K
period 2006-12-31
BABYUNIVERSE, INC.
filed 2007-04-02
CIK 1325118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-32577

BabyUniverse, Inc.
(Exact name of Registrant as specified in its charter)

Florida	65-0797093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 South U.S. Highway One, Suite 500 Jupiter, Florida	33477
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(561) 277-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The aggregate market value of shares of the registrant’s common equity held by non-affiliates of the registrant based upon the closing price of such shares on The Nasdaq Capital Market as of the last business day of the registrant’s most recent second fiscal quarter was approximately $23,600,000.

As of March 20, 2007 the registrant had 5,686,470 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          None

PART I

ITEM 1.	BUSINESS

As used in this report, the terms “we,” “us,” “our,” the “Company”, and “BabyUniverse” refer to BabyUniverse, Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Introduction

          BabyUniverse is a leading Internet content, commerce and new media company in the pregnancy, baby and toddler marketplace.  Through its websites BabyUniverse.com and DreamtimeBaby.com, the Company is a leading online retailer of brand-name baby, toddler and maternity products in the United States.  Through its websites PoshTots.com and PoshLiving.com, the Company has extended its offerings in the baby and toddler market as a leading online provider of luxury furnishings to the country’s most affluent female consumers.  Through its websites PoshCravings.com, ePregnancy.com and the recently introduced BabyTV.com, BabyUniverse has also established a recognized platform for the delivery of content and new media resources to a national audience of expectant parents.

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

          We believe that we are one of the largest online retailers of baby, toddler and maternity products in terms of product offerings and revenues. As an industry leader, we have grown our business internally since inception by increasing our presence in what we have identified to be the largest and most efficient Internet shopping portals, as well as through search engine marketing, resulting in increased traffic to our websites. We have also attempted to improve our sales conversion rate by broadening our product offerings and by actively managing the placement of the best-selling products on our websites.

          The market for online retailers offering baby, toddler and maternity related products is highly fragmented, with a significant number of small competitors representing a significant percentage of total segment sales. We believe that our seasoned senior management team and our scalable business architecture make us well-suited to acquire both large and small industry competitors. As part of our acquisition strategy, we intend to preserve the goodwill and marketing relationships of acquired companies as necessary to maintain and grow market share. In addition, we may acquire companies that market products predominantly to women over the Internet, or companies that enhance our ability to market products to women.

          Our e-commerce offerings include over 35,000 products from over 600 manufacturers that are presented in easy-to-use online shopping environments that include baby, toddler and maternity accessories, apparel, bedding, furniture, toys and gifts. These products are available in a variety of styles, colors and sizes which account for over 750,000 stock keeping units (“SKUs”). We also provide expert buyer’s guides and product descriptions to assist our customers with finding quality products and to help parents make informed decisions about their babies’ and toddlers’ needs and safety.

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

          Build Brand Recognition. We will continue taking steps to have our websites appear among the first several websites naturally listed in search engine results. We will also continue to build our brands primarily through online marketing and advertising. These efforts currently consist largely of the purchase of keywords from large search providers, such as Google, Yahoo and MSN, which result in advertisements for our websites being displayed next to search results. In addition, we also aggressively participate in many of the major online shopping portals such as Shopzilla, Amazon, MSN Shopping, and Shopping.com. Most of our advertising expenditures are on a ‘pay for click’ basis, and smaller portions are based on negotiated rates or percentages of sales. We have established and are continuing to develop brands based on trust, guidance and value, and we believe our customers view BabyUniverse as a trusted authority on baby, toddler and maternity products. Our goal is for consumers to seek the BabyUniverse and our other brands and consistently revisit our websites whenever they purchase baby, toddler and maternity products.

          Improve Our Sales Conversion Rate. As we have hundreds of thousands of visitors to our websites each month, small changes in the conversion rate, or the percentage of visitors to our websites who make a purchase, can have a significant impact on sales. In many of our marketing programs, we incur expenses based on the number of people that click on advertisements that link them to our websites. When customers click on these advertisements and do not consummate a purchase, we incur expense but do not generate immediate sales. We believe that we can improve our sales conversion rate by offering a wider range of products and by actively managing the placement of our best-selling products on our websites. We also believe that by offering a wider range of products we decrease the likelihood that customers will leave our websites to continue their shopping elsewhere.

          Focus on the Customer Experience to Build Customer Loyalty. We continue to refine the customer service we provide in every step of the purchase process, from our websites to our customer support and fulfillment operations. The customer experience is designed to empower our customers with knowledge and confidence as they evaluate, select and purchase baby, toddler and maternity products. We intend to continue to allocate significant resources to the development and expansion of our customer service function. These efforts are focused on promoting customer loyalty and building repeat purchase relationships with our customers.

          Increase Our In-House Fulfillment of Best-Selling Products. In January 2006, we opened a 23,000 square foot distribution center in Las Vegas, Nevada to replace our much smaller warehouse in Ft. Lauderdale, Florida.  We generally incur lower overall costs on those products we process through our warehouse, as our in-house distribution costs are lower than markups imposed by our distribution partners or drop shippers. We believe that our distribution center allows us to increase our product volume in support of our rapid growth in sales.  As we identify our best-selling products, which represent low inventory capital risk, we selectively make bulk inventory acquisitions to take advantage of these in-house efficiencies. We believe that expanding our in-house distribution volume of these best-selling products will allow us to increase our gross margins.

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

External Growth Strategy

          While our historical growth through 2005 had been primarily organic, we initiated a growth strategy in 2006  based on a balanced combination of organic growth and external growth. We expect that our external growth strategy will be characterized by strategic industry acquisitions of e-commerce, marketing and new media companies that are broadly focused on the high-growth female marketplace. Accordingly, we intend to leverage the skill sets of our management team and board of advisors and our scalable business architecture to actively evaluate potential e-commerce and content focused acquisition candidates and consummate merger and acquisition transactions as an important and on-going component of our business model.

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

          Acquisition Environment and Prospects. We have engaged, and expect to continue to engage, in preliminary discussions with prospective acquisition candidates and to continue to develop an analysis of the strategic industry acquisition landscape. These discussions traditionally have focused primarily on Internet retailers of baby related products which are smaller than us in terms of revenues and content sites that focus on a female audience. These discussions and analyses suggest the following:

Growth Capital and Exit Opportunities are Scarce. The positive trends in the e-commerce industry have not yet resulted in a recognizable increase in private equity funding of baby, toddler and maternity online retail companies. Public and private capital markets are generally difficult to access, especially for those companies with inadequate board sponsorship or unproven public market leadership. Furthermore, as many of these potential targets have not attracted public or private investment in recent years, they tend not to have professional investors on their boards of directors or in their management teams. Also, large strategic acquirers are rarely attracted to developing companies of small size, a characteristic that describes much of the broader baby, toddler and maternity e-commerce industry.

We Possess Characteristics that Make Us an Attractive Acquirer. Based on discussions with companies that we have acquired, and preliminary discussions with potential acquisition targets, management believes that targets will view our plan as attractive primarily because of the following:

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

          Recent Developments.  On March 13, 2007, the Company entered into a definitive Agreement and Plan of Merger with eToys Direct, Inc.  (See Business – Recent Developments – Strategic Alternatives)  In the event that the merger transaction contemplated by this agreement is consummated, we intend to re-evaluate the Company’s overall external growth strategy in light of the interests of the combined company.

Recent Developments

Strategic Alternatives

          On August 14, 2006, BabyUniverse announced that its Board of Directors decided to begin a process to explore strategic alternatives to enhance shareholder value including, but not limited to, the acquisition of a substantial private company, the acquisition of a complementary public company or a potential sale of the Company. On October 5, 2006, the Company announced that it had retained Banc of America Securities LLC as its financial advisor.  There can be no assurance that a transaction will result from this process and the Company does not intend to disclose developments regarding its exploration unless and until the Company’s Board of Directors has approved a specific transaction.

          On March 13, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with eToys Direct, Inc. (“eToys Direct”), an e-commerce and direct marketer of toys and other youth-related products.  Under the terms of the Merger Agreement, which has been approved by the Company’s Board of Directors, the Company will exchange shares of its Common Stock, par value $0.001 per share (the “Common Stock”), for all the outstanding shares of eToys Direct.  Immediately following the merger contemplated by the Merger Agreement (the “Merger”), BabyUniverse shareholders at the time immediately prior to the Merger will own approximately one-third, and eToys Direct shareholders at the time immediately prior to the Merger will own approximately two-thirds, of the outstanding Common Stock.

          The Company and eToys Direct have made customary representations, warranties and covenants to one another in the Merger Agreement.  Consummation of the Merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by the holders of the Common Stock, the repayment by the Company of all of its indebtedness for borrowed money outstanding as of the closing of the Merger, and the absence of any law or order prohibiting the consummation of the Merger. The Merger Agreement contains certain termination rights for both the Company and eToys Direct, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay eToys Direct a termination fee of $1,567,178, and reimburse eToys Direct for the expenses incurred by it in connection with the transaction in a maximum amount of $1,500,000.

Acquisitions

          On September 13, 2005, we acquired all of the shares of outstanding common stock of Huta Duna, Inc., which through the website, DreamtimeBaby.com, is a growing online retailer of brand name baby products that is focused primarily on high-quality bedding products.  The Company acquired the shares of Huta Duna common stock in exchange for approximately $6.4 million in cash and 53,165 shares of the Common Stock.

          On January 13, 2006, through a wholly owned subsidiary (“PoshTots”), we acquired substantially all of the assets of Posh Tots, LLC in exchange for $6.0 million in cash, a Promissory Note for $6.0 million, 237,248 shares of the Common Stock and warrants to purchase 110,000 shares of the Common Stock at a price of $8.10 per share.  Through its primary website, www.PoshTots.com, the Richmond, Virginia-based PoshTots has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.  Beyond the baby and children’s segments, PoshTots recently extended its brand with the Fall 2005 introduction of a new website, www.PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers.  In March 2006, Posh Tots introduced another new website, www.PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by PoshTots.

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

BabyTV.com

          In December 2006 we launched our flagship new media venture, BabyTV.com, the Internet’s first integrated television-style broadcast channel and social networking community focused on the needs of new and expectant parents.  BabyTV.com is delivered through an interactive format in which the consumer can tune in to broadcast-quality live and pre-recorded streaming television, interact through live events, respond to synchronized and targeted advertisements, engage in e-commerce transactions, browse links on the Web, and participate in BabyTV.com’s community features, without ever leaving the integrated broadcast platform.

          The primary goal of BabyTV.com, and our other content sites, PoshCravings.com and ePregnancy.com, is to increase revenues from advertisers. We also intend BabyTV.com to build for our e-commerce sites the kind of loyalty with consumers that can be difficult to achieve in a pure e-commerce environment and to become a valuable driver of the BabyUniverse business strategy.

          BabyTV.com has already partnered with the acclaimed women’s media company Oxygen Media Interactive, Inc., as well as video-on-demand pioneer Alpha Mom TV, Inc., to bring a wealth of informative and entertaining programming to our viewers. Oxygen’s “Oh!Baby” video on-demand (VOD) programming contributes segments of their popular shows, with content celebrating the highs and lows of parenthood. Alpha Mom contributes a deep catalog of informative programming featuring recognized experts on important topics from pregnancy through early child development. We plan to utilize these partnerships to cross-market to the 1.7 million monthly unique visitors of BabyUniverse-owned e-commerce properties such as BabyUniverse.com, PoshTots.com and DreamTimeBaby.com, and to content properties such as PoshCravings.com and ePregnancy.com.

Amazon Content Agreement

          In December 2006, we reached an agreement with Amazon.com, Inc. to provide the rich content of our Internet sites, PoshCravings.com and ePregnancy.com, to Amazon.com consumers through the Amazon Baby marketplace. ePregnancy.com, a leading resource for both the expectant mother and new moms, offers valuable expert information as well as a vibrant online community. PoshCravings.com, launched in March of 2006, has become a top style and trend destination for savvy moms and moms-to-be. Both sites boast a loyal following of visitors who seek the best advice, tips and trends as well as fabulous weekly giveaways.

          Amazon is the first significant strategic relationship designed to support our long-communicated plan to transform BabyUniverse from a pure e-commerce company into a balanced content, commerce and new media concern. With an audience of more than 60 million active customer accounts, Amazon presents an opportunity for national brand prominence for our PoshCravings.com and ePregnancy.com content properties.

The Internet Shopping Experience

          We have designed our online retail stores to be the primary source for consumers to purchase baby, toddler and maternity accessories, apparel, bedding, furniture, toys and gifts. We believe our attractive, easy-to-use websites offer consumers an enjoyable shopping experience as compared to traditional store-based retailers. A consumer shopping on our websites can, in addition to ordering products, browse the different departments of our stores, conduct targeted searches, view recommended products, visit our Gift Center, participate in promotions and check order status. In contrast to a traditional retail store, the consumer can shop in the comfort and convenience of his or her home or office.

          Our efficient website designs and commitment to excellent customer service enable us to deliver a superior shopping experience to consumers, the key components of which include the following:

          Convenient Shopping Experience. Our online stores provide customers with easy-to-use and easy-to-shop websites. They are available 24 hours a day, seven days a week and may be reached from the shopper’s home or office, or anywhere with Internet connectivity. Our hierarchical website designs and broad search ability make our websites easy to navigate and to find specific brands and product types. During regular business hours, our customer service is readily available to further assist in finding the right product or answering any questions. Our broad product selection and extensive distribution network enables us to meet the needs of our customers located throughout the United States and Canada, especially those in rural or other locations that do not have convenient access to physical stores. Our gift registries, flexible payment methods, and online transaction security complement our overall convenient shopping experience.

          Extensive Product Selection and Innovative Merchandising. We offer a broader selection of baby, toddler and maternity accessories, apparel, bedding, furniture, toys and gifts than would be economical or practical to stock in a traditional store for all but our largest competitors. We provide consumers with a comprehensive selection of both traditional, well-known brands and select specialty brands. The merchandising and/or placement of product on our websites are designed to ensure that our customers immediately view the most popular products in each department. We continually monitor our customer buying habits to determine our best-selling products in each category. The most popular products are then featured on our homepage and in various locations throughout the website with the intent to increase our sales conversion rate. We also suggest complementary or other related purchases in an effort to cross-sell products across our departments and promote impulse purchases by customers. Finally, our range of helpful and useful shopping services, such as our gift registries, enable us to display and promote our product selection in a flexible and targeted manner.

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

          High Level of Customer Service and Support. A key element of our sales strategy is our ability to provide a high level of customer service and support, including:

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

Fulfillment Operations

          Currently, we purchase and fulfill our products to our customers through the following methods:

•	approximately 39% through the combination of our 23,000 square foot Las Vegas distribution center, and a third party warehouse and fulfillment center in St. Louis, Missouri;

•

approximately 54% via drop ship arrangements with manufacturers and vendors, whereby customer orders that are placed through our websites are sent electronically to manufacturers or vendors that ship those orders directly to our customers; and

•

approximately 7% through a fulfillment agent and a buying consortium, whereby customer orders that are placed through our websites are sent electronically to these entities that ship those orders directly to our customers.

          As part of our organic growth strategy for the past several years, we have gradually increased the fulfillment of certain of our best-selling products through our distribution center from approximately 25% to 39%.  With the opening of our larger Las Vegas distribution center in January 2006, which replaced our 6,000 square feet distribution center in Florida, we intend to continue to gradually increase the percentage of our orders fulfilled in-house.

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

          Portal and Targeted Website Advertising. A primary vehicle for our online advertising is the optimized search results on websites with high traffic volumes. We currently maintain advertising relationships or have preferred placement agreements with many search engines, including MSN, Overture, Google, and Yahoo!, among others. Through these relationships, we advertise on websites that appeal to our target customer base.

          Partnerships with High Traffic Shopping Sites.  Due to our broad selection of product offerings and our expanding presence through multiple websites, we believe we are best able to support the baby product offerings of select high traffic shopping websites like Buy.com and Amazon.com. In March 2006, we signed an agreement with Buy.com as a fulfillment provider of baby related products.  In December 2006, we reached an agreement with Amazon.com, Inc. to provide the rich content of our Internet sites, PoshCravings.com and ePregnancy.com, to Amazon.com consumers through the Amazon Baby marketplace. We will also continue to pursue agreements with other female oriented content based websites as their preferred e-commerce partner.

          E-mail Marketing. We utilize an electronic direct marketing program to encourage repeat purchases and customer retention, generate referral business and provide access to increasing numbers of prospective customers.  We recently implemented additional e-mail list marketing initiatives, which have been developed and used successfully by PoshTots.

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

          Once a customer completes a purchase, we focus on establishing a continuing relationship with that customer in order to encourage repeat purchases. To acquire new customers, we leverage our relationships with existing customers by encouraging them to refer friends and family. We also utilize permission-based email marketing to non-buying visitors who indicate a desire to continue to be advised of our offerings.

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

Competition

          We operate in a highly competitive environment. We principally compete with a variety of mass merchandisers, discount stores, department stores, Internet retailers, specialty retailers and catalog merchandisers that offer products similar to or the same as our products. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our financial condition and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost. We currently or potentially compete with a variety of other companies that sell baby, toddler and maternity products, including:

•	traditional store-based retailers, such as Babies R Us, Baby Gap and USA Baby, and online efforts from these retailers such as BabiesRus.com;

•	other online retailers, such as Babycenter.com and Babyage.com;

•	major discount retailers such as Wal-Mart, Target and K-mart;

•	catalog retailers;

•	vendors that currently sell some of their products directly online;

•	other online retailers that include baby, toddler and maternity products as part of their product offerings, such as Amazon.com; and

•	Internet portals and online service providers that feature shopping services, such as AOL, Yahoo! and MSN.

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

          During 2006, we continued our technology improvements with two additional important projects.  The first related to the implementation of a system to improve our warehouse management system, which coincided with the opening of our new distribution center in Las Vegas in January 2006.  The second project related to the replacement of our proprietary e-commerce platform through an outsourcing contract with a major vendor.  The conversion to an entirely outsourced e-commerce platform will be completed in stages throughout 2007.

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

          Our ability to receive and fulfill orders successfully through our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems, including the successful conversion of those systems that are undergoing replacement or upgrade. Our systems and operations are vulnerable to unanticipated difficulties encountered during system conversion, upgrade or replacement, as well as to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, terrorist attacks, natural disasters and other catastrophic events, and errors in usage by our employees and customers. Any significant interruption in the availability or functionality of our websites, or our order processing, fulfillment, distribution or communications systems, for any reason could seriously harm our business.

Intellectual Property

          We believe that our registered trademarks, “BabyUniverse.com”, “DreamtimeBaby.com”, “PoshTots.com” “PoshLiving.com”, “PoshCravings.com”, “ePregnancy.com” and “BabyTV.com”, and the brand name recognition that we have developed are of significant value. We strive to preserve the quality of our brand names and protect our trademarks and other intellectual property rights to ensure that the value of our proprietary rights is maintained. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights. These include copyright and trade secret laws and confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and internationally. However, effective intellectual property protection may not be available in every country in which our products and services are made or will be made available online. For example, a company named Baby Universe based in New Zealand that uses the domain name babyuniverse.co.nz sells baby products via the Internet. If we are unable to protect or preserve the value of our intellectual property for any reason, our business would be harmed.

          We also rely on technologies and products that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology and products of lower quality and/or at greater cost, which could materially adversely affect our business, operating results and financial condition. Further, third parties may claim infringement by us with respect to our use of current or future technologies, whether developed by us or licensed from other parties. In addition, third parties may claim that the sale of one or more of our product offerings infringes their intellectual property rights. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, with or without merit, could be time consuming, result in costly litigation, cause service upgrade delays, cause us to discontinue use of a particular technology or the availability of a particular product offering, or require us to pay monetary damages or enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, operating results and financial condition.

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

          In addition, because our products and services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state. Currently, we are qualified to do business in the states of Florida,  Nevada and Virginia. Our failure to qualify to do business in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business and results of operations.

Employees

          As of March 14, 2007, we had 87 full time employees, including 32 employees related to the PoshTots business acquired on January 13, 2006. Our employees are not party to any collective bargaining agreement, and we have never experienced an organized work stoppage. We believe our relations with our employees are good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses.

          We commenced operations in 1997 and have a limited operating history. As a result, it is difficult to accurately forecast our revenue and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future revenues. Revenues and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Some of our expenses are fixed and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues. This inability could cause our net income in a given quarter to be lower, or our net loss in a given quarter to be higher, than expected.

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

          As of December 31, 2006, our cash on hand amounted to just over $3.47 million.  While we intend to finance our future operations from our cash balance and from cash flow from operations, these sources may not provide us with adequate financing.  In that event, we would need to seek additional financing from lenders and investors.  If we are not able to obtain such adequate financing, when needed, it would have a material adverse effect on our financial condition and results of operations.

The terms of our indebtedness may restrict our ability to operate and grow our business.

          The terms of our Senior Loan and Security Agreement with Hercules Technology Capital, Inc. (the “Loan” or the “Loan Agreement”) impose restrictions on our ability to, among other things, borrow and make investments, acquire other businesses, and make capital expenditures and distributions on our capital stock.  In addition, the Loan Agreement requires us to satisfy specified financial covenants, including a covenant to maintain a current ratio of at least .90 on December 31, 2006 and at least 1.0 thereafter.  Our ability to comply with these provisions depends, in part, on factors over which we may not have control.  These restrictions could adversely affect our ability to pursue our operating and growth strategy.  If we fail to maintain the required current ratio, we have certain rights to cure such failure with an equity financing, but there can be no assurance that we would be able to raise such equity financing to effectuate such a cure.  If we were to breach any of our financial covenants with our creditors or fail to make scheduled payments, and such breach continues beyond applicable cure periods, such creditors could declare all amounts owed to them to be immediately due and payable.  We may not have available funds sufficient to repay the amounts declared due and payable and may have to sell our assets to repay those amounts. The Loan is secured by substantially all of our assets. If we cannot repay all amounts that we have borrowed under the Loan Agreement, the lender thereunder could proceed against our assets.

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

          The online market for baby, toddler and maternity products is significantly less developed than the online market for books, music and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Our success will depend in part on our ability to attract consumers who have historically purchased baby, toddler and maternity products through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate, in order to attract additional online consumers to our websites and convert them into purchasing customers. Specific factors that could dissuade consumers from purchasing baby, toddler and maternity products from us include:

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

Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders. Any such acquisition may involve a number of risks, including:

•

Financial risks, such as (1) potential liabilities of the acquired company; (2)  costs associated with integrating acquired operations and businesses; (3)  the dilutive effect of the issuance of additional equity securities; (4)  the incurrence of debt; (5)  the financial impact of valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and the amortization of other intangible assets; (6)  possible adverse tax and accounting effects; and (7)  overpayment for the company.

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

          Since we have a limited operating history, a significant component of our business strategy is the continued establishment and promotion of the BabyUniverse, DreamtimeBaby, PoshTots, PoshLiving, PoshCravings ePregnancy and BabyTV brands. Due to the highly-fragmented and competitive nature of the online market for baby, toddler and maternity products, if we do not continue to establish our brands, we may fail to build the critical mass of customers required to substantially increase our revenues. Promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high quality customer experiences. To promote our brands, we have incurred and will continue to incur substantial expenses related to advertising, public relations and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our financial condition and results of operations.

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

          The baby, toddler and maternity products retail industry is intensely competitive, and we expect competition in the market to increase and intensify in the future. Increased competition may result in price pressure, reduced gross margins and loss of market share, any of which could substantially harm our financial condition and results of operations. Current and potential competitors include:

•	traditional store-based retailers, such as Babies R Us, Baby Gap and USA Baby, and online efforts from these retailers such as BabiesRus.com;

•	other online retailers, such as Babycenter.com and Babyage.com;

•	major discount retailers such as Wal-Mart, Target and K-mart;

•	catalog retailers;

•	vendors that currently sell some of their products directly online;

•	other online retailers that include baby, toddler and maternity products as part of their product offerings, such as Amazon.com; and

•	Internet portals and online service providers that feature shopping services, such as AOL, Yahoo! and MSN.

          Many of our current and potential competitors have advantages over us, including longer operating histories, greater brand recognition, more extensive customer and supplier relationships, and significantly greater financial, marketing and other resources. In addition, traditional store-based retailers offer consumers the ability to physically handle and examine products in a manner that is not possible over the Internet, as well as a more convenient means of returning and exchanging purchased products.

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

          Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with which we have online-advertising arrangements could provide advertising services to other online or traditional retailers, including retailers with whom we compete. As a result, these parties may be reluctant to enter into or maintain relationships with us. Without these relationships, traffic to our websites could be reduced, which would substantially harm our financial condition and results of operations.

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

          Demand for our products has been highly sensitive to pricing changes. In fact, we believe that a significant percentage of our online shoppers are greatly motivated by price. While we maintain manufacturer’s suggested retail pricing for some popular products, certain of our competitors may discount products below these levels. We may, therefore, be forced to lower prices for certain products. Any such changes in our pricing strategies have had and may continue to have a significant impact on our revenues, gross margins and net income or net loss. If we fail to meet customer expectations with respect to price in any given period, our revenues may be negatively impacted and our financial condition and results of operations would suffer.

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

          Our success depends on our ability to successfully receive and fulfill orders and to promptly and securely deliver our products to our customers. A portion of our inventory management, packaging, labeling and product return processes are performed from multiple facilities operated by other companies. Our newly opened Las Vegas fulfillment center is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not currently maintain back-up power systems at our Las Vegas fulfillment center. Our insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center or a fulfillment center of one of our fulfillment vendors is interrupted. We may transfer or expand our fulfillment operations to a larger fulfillment center, or multiple fulfillment centers, in the future. Any interruptions in our fulfillment center operations for any significant period of time, including interruptions resulting from the transfer to a new facility or the conversion to newly developed warehouse management systems, could damage our reputation and brand and substantially harm our financial condition and results of operations.

Our failure to acquire inventory at commercially reasonable prices would result in higher costs and lower gross margins and damage our competitive position.

          We purchase products for resale either directly from manufacturers, via drop ship arrangements or through our newly opened Las Vegas distribution center, or, to a lesser degree, through our California fulfillment agent. If we are unable to acquire inventory at commercially reasonable prices, our costs may exceed our forecasts, our gross margins and operating results may suffer and our competitive position could be damaged. The success of our business model depends, in part, on our ability to offer prices to customers that are at or below those of traditional baby retailers. We do not have supply agreements with our suppliers or such agreements are cancelable upon 30 -days notice, and therefore, they can stop supplying us products at any time, for no reason and with limited or no notice. Our inability to maintain and expand these and other inventory supply relationships on commercially reasonable terms or the inability of our current and future suppliers to maintain arrangements for the supply of products sold to us on commercially reasonable terms would substantially harm our financial condition and results of operations.

If we fail to successfully expand our fulfillment capabilities, we may not be able to increase our revenues.

          We fulfill approximately 39% of our orders through our leased Las Vegas fulfillment center and a third party warehouse and fulfillment center in St. Louis. We therefore rely extensively on other companies to fulfill our orders. If we or our vendors fail to quickly and efficiently fill customer orders, our operating results may suffer. The increased demand and other considerations may require us to significantly expand our fulfillment capabilities and facilities in the future. If we or our vendors do not successfully expand our or their fulfillment capabilities to accommodate increases in demand, we may not be able to substantially increase our revenues. Our efforts at expanding our fulfillment capabilities may cause disruptions in other areas of our business which could substantially harm our business and results of operations.

We rely on our suppliers and third-party carriers as a large part of our fulfillment process, and these third parties may fail to adequately serve our customers.

          In general, we extensively rely on our suppliers to promptly ship products to us or directly to our customers. Any failure by our suppliers to sell and ship such products to us or our customers will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our suppliers, in turn, rely on third-party shippers to ship products to us or directly to the customers. We also rely on third-party shippers for product shipments to our customers. We are therefore subject to the risks, including employee strikes and inclement weather, associated with such carriers’ abilities to provide delivery services to meet our and our suppliers’ shipping needs. Our suppliers’ and third-party carriers’ failure to deliver products to us or our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our financial condition and results of operations.

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

          We have experienced, and in the future may experience, rapid growth in operations, which has placed, and could continue to place, a significant strain on our operations, services, internal controls and other managerial, operational and financial resources. To effectively manage future expansion, we will need to maintain and/or expand our operational and financial systems and managerial controls and procedures, which include the following processes:

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

Any significant interruption in the availability or functionality of our websites, or our order processing, fulfillment, distribution or communications systems, for any reason could seriously harm our business.

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

          During 2006, we continued our technology improvements with two additional important projects.  The first related to the implementation of a system to improve our warehouse management system, which coincided with the opening of our new distribution center in Las Vegas in January 2006.  The second project related to the replacement of our proprietary e-commerce platform through an outsourcing contract with a major vendor.  The conversion to an entirely outsourced e-commerce platform will be completed in stages throughout 2007.

          Our ability to receive and fulfill orders successfully through our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems, including the successful conversion of those systems that are undergoing replacement or upgrade. Our systems and operations are vulnerable to unanticipated difficulties encountered during system conversion, upgrade or replacement, as well as to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, terrorist attacks, natural disasters and other catastrophic events, and errors in usage by our employees and customers. Any significant interruption in the availability or functionality of our websites, or our order processing, fulfillment, distribution or communications systems, for any reason could seriously harm our business.

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

          We rely upon the continued service and performance of key technical, fulfillment and senior management personnel. If we lose any of these personnel, our business could suffer. Our future success depends on our retention of key employees, including  John C. Textor, our Chairman of the Board and Chief Executive Officer, and Jonathan Teaford, Executive Vice President, both of whom we rely on for management of our company, development of our business strategy and management of our strategic relationships. Executive officers of the Company are bound by employment and noncompetition agreements. However, many of our other key technical, fulfillment or management personnel are not bound by employment or noncompetition agreements, and, as a result, these employees could leave with little or no prior notice.

Failure to adequately protect our intellectual property could damage our reputation and brands and substantially harm our business, financial condition and results of operations.

          Our success depends to a significant extent upon the protection of our proprietary intellectual property rights. We rely on a combination of trademarks, trade secrets, copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect and enforce our proprietary rights, unauthorized parties may attempt to copy aspects of our website features and functionality or to obtain and use information that we consider as proprietary, such as the technology used to operate our websites, our content and our trademarks.

          We have registered “BabyUniverse.com”, “DreamtimeBaby.com”, “PoshTots.com”, “PoshLiving.com”, “PoshCravings.com”, “ePregnancy.com” and “BabyTV.com”, and the related logos as trademarks in the U.S. and Canada. We have also applied for the registration of our logos in their current formats in the United States and expect to continue to pursue the registration of our key service marks in relevant jurisdictions from time to time. There can be no assurance that any of these applications will be approved, that any issued registration will protect our intellectual property or that third parties will not challenge our marks. In addition, it is possible that trademark protection may not be available or may not be sought in every country in which our services are made available online.

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

          Other parties may assert infringement or unfair competition claims against us. In the past, we have received notices from third parties alleging that our service marks infringe proprietary rights held by them. We may receive other similar notices from, or have lawsuits filed against us by, third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from operating our business as planned or whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel or product shipment delays. Furthermore, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

Increased product returns and the failure to accurately predict product returns could substantially harm our business and results of operations.

          We offer our customers 30 day return policies that allow our customers to return most products (except special order items that are subject to a 30% restocking fee) if they are not satisfied with their purchase for any reason. Actual merchandise returns are difficult to predict and may significantly exceed our projections or our expectations. Any significant increase in merchandise returns above our allowances would substantially harm our business, financial condition and results of operations.

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

          Any future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	the need to develop new supplier and shipper relationships;

•	unexpected changes in international regulatory requirements and tariffs;

•	higher costs, and longer delivery times, associated with international shipping;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles from credit card companies;

•	potential adverse tax consequences;

•	lack of infrastructure to adequately conduct e-commerce transactions or fulfillment operations;

•	the inability to use our various brand names or trademarks;

•	price controls or other restrictions on or fluctuations in foreign currency; and

•	difficulties in obtaining export and import licenses.

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

          Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on contextually rich websites that require the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high speed Internet connectivity technologies.

Our revenues may be negatively affected if we are required to charge taxes on purchases.

          We do not collect or have imposed upon us sales or other taxes related to the products we sell, except for certain corporate level taxes and sales taxes with respect to purchases shipped to customers located in the states of Florida, Nevada and Virginia. However, one or more states or foreign countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by one or more states or foreign countries that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past sales, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our financial condition and results of operations.

          Currently, decisions of the U.S. . Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the states of Florida, Nevada and Virginia from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the states of Florida, Nevada and Virginia could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than Florida, Nevada and Virginia. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future revenues.

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

          A significant predicate for online commerce and communications is customer confidence in the secure transmission of confidential information over public networks, and a failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. Currently, a significant number of our customers authorize us to bill their credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data.

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

Risks Related to Our Common Stock

The market price of our common stock may experience substantial fluctuations for reasons over which we have little control.

          Our common stock is traded on The Nasdaq Capital Market. The stock price and the share trading volume for companies in the retail sales industry is subject to significant volatility. Both company-specific and industry-wide developments, as well as changes to the overall condition of the US economy and stock market, may cause this volatility. The market price of our common stock could fluctuate up or down substantially based on a variety of factors, including the following:

•	future announcements concerning us, our competitors, and the companies with whom we have relationships or the online market for baby, toddler and maternity products;

•	changes in operating results from quarter to quarter;

•	sales of stock by insiders;

•	changes in government regulations;

•	changes in estimates by analysts;

•	news reports relating to trends in our markets;

•	the seasonal nature of the retail sales industry;

•	acquisitions and financings in our industry; and

•	the overall volatility of the stock market.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

Our single largest shareholder and our management team collectively own approximately 47.0% of our common stock and may be able to exercise significant influence over the outcome of matters to be voted on by our shareholders.

          As of March 20, 2007, John C. Textor, the other members of our management team, and certain of Mr. Textor’s affiliates that he controls, together beneficially owned approximately 47.0% of the outstanding shares of our common stock.  Mr. Textor is the Chairman of our Board of Directors and our Chief Executive Officer. Accordingly, Mr. Textor, together with the other members of our management team, may be able to exercise significant influence with respect to the election of directors, offers to acquire us and other matters submitted to a vote of our shareholders.

Risks Related to Our Proposed Merger with eToys Direct

Failure to complete the Merger may result in our obligation to pay a termination fee to eToys Direct and could harm our common stock price and future business and operations.

          If the merger with eToys Direct is not completed, we may be subject to the following risks:

•

if the Merger Agreement is terminated under certain circumstances, we will be required to pay eToys Direct a termination fee of $1,567,178, and reimburse eToys Direct for the expenses incurred by it in connection with the transaction in a maximum amount of $1,500,000;

•	the price of our common stock may decline; and

•	costs incurred by us related to the Merger, such as legal, accounting and certain financial advisory fees, must be paid by us even if the Merger is not completed.

In addition, if the Merger Agreement is terminated and our Board of Directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided in the Merger.

The market price of our common stock may decline as a result of a completed merger with eToys Direct.

          The market price of our common stock may decline as a result of the Merger for a number of reasons including if:

•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on the combined company’s business and prospects of the Merger.

Our shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

          If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Merger, our shareholders will have experienced substantial dilution of their ownership interest without receiving a commensurate benefit.

During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement.

          Covenants in the Merger Agreement impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Merger.  As a result, if the Merger is not completed, we may be at a disadvantage to our competitors as a result of these foregone opportunities.  In addition, while the Merger Agreement is in effect, subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party.

If we do not successfully integrate our and eToys Direct’s business operations following a consummation of the Merger, the anticipated benefits of the Merger may not be fully realized or may not occur for an extended period of time.

          If we do not successfully integrate the two companies upon completion of the Merger, the anticipated benefits of the Merger may not be fully realized or may not occur for an extended period of time. No assurance can be given that we will be able to integrate the two companies’ operations without encountering difficulties, including, without limitation, the loss of key employees and customers, the disruption of respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies.  Successful integration of our businesses with eToys Direct’s businesses will depend primarily on our ability to consolidate operations, systems and procedures of the two companies. There can be no assurance that we will succeed in these consolidation efforts.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          We do not own any real property.  We lease approximately 9,700 square feet of office space in Jupiter, Florida. The lease commenced on April 1, 2006 for a 5-year and 9-month term, and the monthly lease cost is approximately $25,000.

          We lease 9,800 square feet of office and warehouse space in Ft. Lauderdale, Florida that previously served as our corporate headquarters and distribution center under a lease that expires in May 2008.  In June 2006, the Company entered into an agreement to sub-lease this space through April 30, 2008.

          On December 15, 2005 we entered into a lease for approximately 23,000 square feet of warehouse space for a new distribution center in Las Vegas, Nevada that replaced the BabyUniverse distribution center in Ft. Lauderdale, Florida and the Dreamtime Baby warehouse in Culver City, California.

          We leased approximately 4,000 square feet of office and warehouse space for our Dreamtime Baby business in Culver City, California under a lease that expired on March 31, 2006.  Prior to that time, Dreamtime Baby’s inventory and certain of its employees were relocated to the Company’s new distribution center in Las Vegas, Nevada.

          We leased approximately 7,625 square feet of office and warehouse space for the PoshTots headquarters in Virginia under a lease that expired on August 31, 2006. On February 28, 2006 we entered into a lease for approximately 12,000 square feet of office and warehouse space in Richmond, Virginia to replace the existing PoshTots headquarters space.

ITEM 3.	LEGAL PROCEEDINGS

          We are not involved in any material litigation, administrative or governmental proceeding and none is believed by our management to be threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock began trading on The Nasdaq Capital Market on March 27, 2006, after trading on the American Stock Exchange since August 3, 2005. At the same time, we changed our trading symbol from “BUN” to “POSH.”  The following table shows the high and low trading prices for our common stock, as reported by the American Stock Exchange from August 3, 2005 through March 24, 2006, and as reported by The Nasdaq Capital Market from March 27, 2006 through December 29, 2006.  The prices shown have been rounded to the nearest $1/100.  As of March 27, 2007, the approximate number of shareholders of record of the Company’s common stock was 26, and the approximate number of beneficial owners of the Company’s common stock was 1,621.

	2006		2005

	High	Low	High	Low

First Quarter	$10.50	$7.95	—	—
Second Quarter	$10.25	$7.17	—	—
Third Quarter	$9.09	$6.85	$12.00	$7.70
Fourth Quarter	$8.25	$6.57	$9.80	$7.10

We have not paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Performance Graph

The information contained in this Performance Graph section of this Item 5 shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission (“SEC”), or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The graph below compares the performance of the Company’s Common Stock with the performance of the S&P 500 Index and a peer group index (the “Peer Group Index”) by measuring the respective changes in common stock prices from August 3, 2005, the first day of trading of the Company’s Common Stock after our initial public offering, through December 31, 2006, the last day of our 2006 fiscal year.  The Company’s Common Stock ceased trading on the American Stock Exchange on March 24, 2006, and on March 27, 2006, began trading on The Nasdaq Capital Market.

Pursuant to the SEC’s rules, the Company created a peer group index with which to compare its own stock performance. The Company has selected a grouping of companies that it believes share similar characteristics to its own. The companies included in the Peer Group Index are as follows: Amazon.com Inc., Blue Nile Inc., iVillage Inc., Knot Inc., Odimo Inc. and RedEnvelope Inc.

The graph assumes that $100 was invested on August 3, 2005 in each of the Company’s Common Stock, the S&P 500 Index and the Peer Group Index, and that all dividends were reinvested into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year. The Peer Group Index weighs the returns of each constituent company according to its stock market capitalization at the beginning of each period for which a return is indicated.

INDEXED RETURNS
Months Ending

Company Name / Index	Base Period 8/3/05	8/31/05	9/30/05	10/31/05	11/30/05	12/31/05	1/31/06	2/28/06	3/31/06

BabyUniverse, Inc.	100	100.11	89.47	86.84	95.79	88.21	95.26	87.89	101.89
S&P 500 Index	100	98.22	99.02	97.37	101.05	101.09	103.76	104.04	105.34
Peer Group	100	93.39	98.84	88.35	106.62	103.65	98.73	83.81	82.57

Company Name / Index	4/30/06	5/31/06	6/30/06	7/31/06	8/31/06	9/30/06	10/31/06	11/30/06	12/31/06

BabyUniverse, Inc.	94.32	99.47	88.53	82.53	77.37	79.26	84.74	74.95	76.32
S&P 500 Index	106.75	103.68	103.82	104.46	106.95	109.70	113.28	115.43	117.05
Peer Group	79.93	78.06	87.37	61.75	70.47	74.03	87.01	91.81	90.00

THE STOCK PRICE PERFORMANCE DEPICTED IN THE PERFORMANCE GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE PRICE PERFORMANCE. THE PERFORMANCE GRAPH WILL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE IN ANY FILING BY THE COMPANY UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934.

Equity Compensation Plan Information

Information with respect to compensation plans under which equity securities of the Company are authorized for issuance is presented in Item 12 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information”, and is incorporated into this Item 5 by this reference.

Issuance of Unregistered Securities

On September 22, 2006, BabyUniverse, Inc. closed on $2 million in new equity financing.  The equity financing was provided by affiliates of Wyndcrest Holdings, LLC, a company controlled by John C. Textor, our Chief Executive Officer. In connection with the financing, the Company received aggregate proceeds of approximately $2 million, based on the issuance of 263,852 shares of common stock priced at $7.58 per share, a 7.5% premium to the closing price on September 22, 2006.  These funds are to be used for general corporate purposes. The shares of the common stock issued in this private placement were not registered under the Securities Act of 1933, pursuant to the exemption provided in Section 4(2)) thereof, and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements. BabyUniverse filed a Registration Statement on Form S-3 (No. 333-139712) on December 28, 2006 covering registration of the common stock acquired by the investors pursuant to the private placement.  This Registration Statement became effective on January 24, 2007.

On January 13, 2006, through a wholly owned subsidiary, we acquired substantially all of the assets of Posh Tots, LLC, in exchange for $6.0 million in cash, a Promissory Note for $6.0 million, 237,248 shares of our common stock and warrants to purchase 110,000 shares of our common stock at a price of $8.10 per share, which warrants became exercisable on January 13, 2007 and expire on January 13, 2008. The securities issued pursuant to this acquisition were not registered under the Securities Act of 1933, pursuant to the exemption provided in Section 4(2)) thereof, and may not be subsequently offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

ITEM 6.	SELECTED FINANCIAL DATA

          The following table sets forth selected consolidated financial data for each of the Company’s five most recent fiscal years.  You should read the following selected consolidated financial data in conjunction with Part II, Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.  The comparability of certain of such data relating to the Company’s fiscal year ended December 31, 2006 with the corresponding data for the prior periods may be affected by the events and actions described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Operational Restructuring and Reorganization, and – Current Operating Environment.

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(in thousands, except share data)
Consolidated Statements of Operations Data:
Net sales	$35,550	$23,702	$14,267	$8,842	$5,012
Cost of goods sold	25,390	17,417	10,591	6,405	3,637

Gross profit	10,160	6,285	3,676	2,437	1,375
Operating expenses	14,551	6,927	3,456	2,597	1,722

Operating income (loss)	(4,391)	(642)	220	(160)	(347)
Other income (expenses)	1,048	178	1	(41)	`

Income (loss) before income taxes	(3,343)	(464)	221	(201)	(347)
Provision (benefit) for income taxes (1)	—	28	—	—	—

Net income (loss)	$(3,343)	$(492)	$221	$(201)	$(347)

Earnings (loss) per common share
Basic	$(.62)	$(0.13)	$0.10	$(0.19)	$(0.40)

Diluted	$(.62)	$(0.13)	$0.07	$(0.19)	$(0.40)

Weighted average common shares outstanding
Basic	5,419,872	3,667,913	2,285,382	1,073,369	857,386
Diluted	6,106,369	4,142,075	2,999,169	2,960,294	1,204,806

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(in thousands)
Consolidated Balance Sheets Data:
Cash	$3,473	$9,926	$613	$223	$97
Working capital	(44)	8,655	(727)	(770)	(700)
Total assets	30,304	19,737	1,373	409	366
Notes and Capital Leases Payable – Noncurrent	$5,778	5	—	—	—
Total shareholders’ equity (deficit)	17,706	16,145	(466)	(690)	(599)

(1)  We did not pay federal income taxes in 2002, 2003, 2005 or 2006 due to our net losses, nor in 2004 due to the application of net loss carry forwards. As of December 31, 2006, we had approximately $6,900,000 of net loss carry forwards, which expire in various years through 2026.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our future operations, financial condition, prospects and business strategies, and the consummation of our proposed merger with eToys Direct, Inc. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

          The following discussion and analysis of financial condition and results of operations should be read together with “Selected Financial Data,” and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

          BabyUniverse is a leading Internet content, commerce and new media company in the pregnancy, baby, toddler and maternity marketplace.  Through its websites BabyUniverse.com and DreamtimeBaby.com, the Company is a leading online retailer of brand-name baby, toddler and maternity products in the United States.  Through its  websites PoshTots.com and PoshLiving.com, the Company has extended its offerings in the baby and toddler market as a leading online provider of luxury furnishings to the country’s most affluent female consumers.  Through its websites PoshCravings.com, ePregnancy.com and BabyTV.com, BabyUniverse has also established a recognized platform for the delivery of content and new media resources to a national audience of expectant parents.

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

          According to the United States Department of Commerce, the total online market for consumer products grew at a compound annual growth rate of 25.2% from $28.0 billion in 2000 to $86.3 billion in 2005.  In the third quarter of 2006, this market continued expanding by growing 20.9% over the third quarter of 2005.  Furthermore, the percentage of retail Internet sales occurring in the United States compared to total sales occurring at retail in the United States has increased from 0.9% in 2000 to 2.8% in the third quarter of 2006.  eMarketer, Inc., a leading aggregator of online research reports, predicts that online retail sales will rise to $121 billion by 2007, or 2.9% of total retail sales. In addition, independent reports, including a May 2005 study by Forrester Research and a May 2005 report by e-Marketer, have indicated that women are becoming a more powerful driver of this growth in online purchasing activity. As the total online retail market continues to grow, we believe that the market for baby, toddler and maternity products sold over the Internet will also grow and that we are strategically positioned to participate substantially in such growth.

          We offer over 35,000 products from over 600 manufacturers in easy-to-use online shopping environments that include baby, toddler and maternity accessories, apparel, bedding, furniture, toys and gifts. These products are available in a variety of styles, colors and sizes which account for over 750,000 stock keeping units (“SKUs”). We also provide expert buyer’s guides and in-depth product descriptions to assist our customers with finding quality products and to help parents make informed decisions about their babies’ and toddlers’ needs and safety.  Overall, we provide a compelling combination of high quality products at competitive prices, a convenient shopping experience and excellent customer service that allows us to build an ongoing and potentially long-term relationship with our customers.

          We review our operations based on both our financial results and various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are growth in sales, gross margin and operating income (or loss).  As an online retailer, we do not incur many of the operating costs associated with physical retail stores. However, a significant amount of our operating expenses, as a percentage of net sales, is spent on online advertising and commissions instead of maintaining physical retail stores and sales staff.  Our advertising and commission spending is an important factor in our sales growth, and we continuously monitor its effectiveness.  Our financial results, including our sales, gross profit and operating income (or loss) can and do vary significantly from quarter to quarter as a result of a number of factors, many of which are beyond our control. These factors include general economic conditions, the costs to acquire our inventory and fulfill orders, the mix of our product sales and our competitors’ pricing and marketing strategies.  Our total cost to fulfill orders is especially sensitive to potential fuel cost increases that may result from a continuing destabilization of world energy markets.

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

          Among the key non-financial measures which management reviews are customer feedback, website traffic, sales conversion rates (i.e., the percentage of visitors to our websites who make a purchase) and number of orders. We believe that maintaining high overall customer satisfaction and an enjoyable shopping experience are critical to our ongoing efforts to promote our brands and to increase our sales and net income. We actively solicit customer feedback about our websites’ functionality as well as the entire shopping experience through third-party business rating and price comparison websites such as Shopping.com and BizRate.com. To maintain a high level of performance by our customer care representatives, we also undertake an ongoing customer feedback process. If we are unable to meet customer expectations with respect to price or do not successfully expand our product lines or otherwise fail to maintain high overall customer satisfaction, our financial condition and results of operations would be harmed.

          We believe that we are one of the largest online retailers of baby, toddler and maternity products in terms of product offerings and revenues. As an industry leader, we have grown our business internally since inception by increasing our presence in what we have identified to be the largest and most efficient Internet portals and by keyword paid search advertising, resulting in substantially increased traffic to our websites. We have also increased our sales conversion rate by broadening our product offerings and by actively managing the placement of the best-selling products on our websites. As a result, our sales have increased substantially year over year since our inception.

          The market for online retailers offering baby, toddler and maternity related products is highly fragmented, with a significant number of small competitors representing a significant percentage of total segment sales. We believe that our seasoned senior management team and our scalable business architecture make us well-suited to acquire both large and small industry competitors. As part of our acquisition strategy, we intend to preserve the goodwill and marketing relationships of acquired companies as necessary to maintain and grow market share. In addition, we may acquire companies that market products predominantly to women over the Internet, or companies that enhance our ability to market products to women.

Recent Developments

Strategic Alternatives

          On August 14, 2006, BabyUniverse announced that its Board of Directors decided to begin a process to explore strategic alternatives to enhance shareholder value including, but not limited to, the acquisition of a substantial private company, the acquisition of a complementary public company or a potential sale of the Company. On October 5, 2006, the Company announced that it had retained Banc of America Securities LLC as its financial advisor.  There can be no assurance that a transaction will result from this process and the Company does not intend to disclose developments regarding its exploration unless and until the Company’s Board of Directors has approved a specific transaction.

          On March 13, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with eToys Direct, Inc. (“eToys Direct”), an e-commerce and direct marketer of toys and other youth-related products.  Under the terms of the Merger Agreement, which has been approved by the Company’s Board of Directors, the Company will exchange shares of its Common Stock, par value $0.001 per share (the “Common Stock”), for all the outstanding shares of eToys Direct.  Immediately following the merger contemplated by the Merger Agreement (the “Merger”), BabyUniverse shareholders at the time immediately prior to the Merger will own approximately one-third, and eToys Direct shareholders at the time immediately prior to the Merger will own approximately two-thirds, of the outstanding Common Stock.

          The Company and eToys Direct have made customary representations, warranties and covenants to one another in the Merger Agreement.  Consummation of the Merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by the holders of the Common Stock, the repayment by the Company of all of its indebtedness for borrowed money outstanding as of the closing of the Merger, and the absence of any law or order prohibiting the consummation of the Merger. The Merger Agreement contains certain termination rights for both the Company and eToys Direct, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay eToys Direct a termination fee of $1,567,178, and reimburse eToys Direct for the expenses incurred by it in connection with the transaction in a maximum amount of $1,500,000.

PoshTots Acquisition

          On January 13, 2006, through our wholly owned subsidiary PoshTots, Inc., we acquired substantially all of the assets of Posh Tots, LLC (“PoshTots”), in exchange for $6.0 million in cash, a promissory note for $6.0 million, 237,248 shares of our common stock and warrants to purchase 110,000 shares of our common stock at a price of $8.10 per share.  Through its primary website, PoshTots.com, the Richmond, Virginia-based PoshTots has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.  Beyond the baby and children’s segments, PoshTots recently extended its brand with the Fall 2005 introduction of a new website, www.PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers.  In March 2006, PoshTots introduced another new website, www.PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by PoshTots.

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

Debt Financing Transactions

          On July 11, 2006, the Company completed a $5.0 million debt financing transaction with Hercules Technology Growth Capital, Inc. (“Hercules”). Proceeds from the financing were used primarily to refinance the Company’s existing debt to the former owners of PoshTots, thereby enabling the Company to realize a negotiated $1.5 million discount of the $6.0 million note.  The pre-payment and principal reduction in the note payable of $1.5 million was recognized in other income and expense as a gain on early extinguishment of debt in accordance with the accounting treatment prescribed by Accounting Principles Board Opinion (“APB”) 26, Early Extinguishment of Debt, and Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The Company previously stated in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (See Note 9 to the unaudited financial statements contained therein – Subsequent Event) that, “The pre-payment and principal reduction in the note payable subsequent to June 30, 2006 will reduce the Company’s goodwill amount related to the PoshTots acquisition by $1.5 million.” This initial determination as to the proposed accounting treatment was based on limited consideration at that time of the relevant accounting pronouncements applicable to the underlying facts of this transaction. Based on subsequent review and consideration, the Company believes that SFAS 141, “Business Combinations”, is not relevant to the essential facts of this transaction.

          The Senior Loan and Security Agreement between Hercules and the Company (the “Hercules Loan Agreement”) is for a term of 36 months, at an interest rate equal to the prime interest rate plus 2.35%. The Hercules Loan Agreement allows for interest-only payments for 12 months, with principal and interest payments due monthly thereafter. The interest-only period and the term of the underlying loan (the “Hercules Loan”) may be extended up to six months based on meeting certain financial tests. The Hercules Loan is secured by a perfected first priority security interest in all of the Company’s tangible and intangible assets and requires compliance with certain financial covenants, including a current ratio requirement, by which the Company must maintain a current ratio of at least .85 for the quarter ending September 30, 2006, at least .90 for the quarter ending December 31, 2006, and at least 1.0 for each subsequent calendar quarter thereafter. The Company was in compliance with all such covenants as of December 31, 2006.

          In conjunction with the Hercules Loan Agreement, the Company issued a warrant to Hercules to purchase 91,912 shares of common stock of the Company at an exercise price of $8.16 per share. The warrant vested immediately upon execution of the Hercules Loan Agreement and is exercisable for seven years. The fair value of the warrant as of July 11, 2006 is $333,034, and the pro-rata value of the warrant will be classified as debt discount and amortized during the 36-month term of the Hercules Loan in accordance with APB No. 14.

          On December 29, 2006, the Company entered into a Loan Agreement (the “Lydian Loan Agreement”) with Lydian Private Bank, pursuant to which Lydian Private Bank provided a term loan of $2,000,000 to the Company (the “Lydian Loan”), evidenced by a Promissory Note in that principal amount dated December 29, 2006 (the “Lydian Note”). The Lydian Loan bears interest at a floating rate of interest equal to the base rate on corporate loans posted by at least 75% of the nation’s largest banks, known as the “Wall Street Journal Prime,” which interest is payable monthly beginning on February 1, 2007. The maturity date of the Lydian Loan is July 1, 2008, at which time all outstanding principal and accrued but unpaid interest thereunder must be repaid to Lydian Private Bank.

          As security for the Lydian Loan, Wyndcrest BabyUniverse Holdings II, LLC, a Florida limited liability company, and Wyndcrest BabyUniverse Holdings III, LLC, a Florida limited liability company, each of which is controlled by John C. Textor, the Company’s Chairman and Chief Executive Officer, pledged to Lydian Private Bank shares of the Company’s common stock held by them, which shares also serve as collateral under a loan previously extended to such pledgors by Lydian Private Bank. In addition, each such pledgor and Mr. Textor have executed a guaranty of the Lydian Loan in favor of Lydian Private Bank. The Lydian Loan Agreement and the Lydian Note contain customary events of default for facilities of this type; upon the occurrence of any such event of default, Lydian Private Bank shall be entitled to all rights and remedies available to it against the Company under law and the Lydian Loan Agreement and the Lydian Note, including, without limitation, the right to accelerate and demand immediate repayment of all sums due thereunder.

Private Placement of Equity Securities

          On September 22, 2006, BabyUniverse closed on $2 million in new equity financing.  The equity financing was provided by affiliates of Wyndcrest Holdings, LLC, a company controlled by the Company’s Chairman of the Board and Chief Executive Officer, John C. Textor.  In connection with the financing, the Company received aggregate proceeds of approximately $2 million, based on the issuance of 263,852 shares of our common stock priced at $7.58 per share, a 7.5% premium to the closing price on September 22, 2006.  These funds are to be used for general corporate purposes.

          The shares of the common stock issued in this private placement were not registered under the Securities Act of 1933, pursuant to the exemption provided in Section 4(2)) thereof, and may not be subsequently offered or sold by investors in the United States absent registration or an applicable exemption from the registration requirements. BabyUniverse filed a Registration Statement on Form S-3 (No. 333-139712) on December 28, 2006 covering registration of the common stock acquired by the investors pursuant to the private placement. This Registration Statement became effective on January 24, 2007.

BabyTV.com

          In December 2006 we launched our flagship new media venture, BabyTV.com, the Internet’s first integrated television-style broadcast channel and social networking community focused on the needs of new and expectant parents.  BabyTV.com is delivered through an interactive format in which the consumer can tune in to broadcast-quality live and pre-recorded streaming television, interact through live events, respond to synchronized and targeted advertisements, engage in e-commerce transactions, browse links on the Web, and participate in BabyTV.com’s community features, without ever leaving the integrated broadcast platform.

          The primary goal of BabyTV.com, and our other content sites, PoshCravings.com and ePregnancy.com, is to increase revenues from advertisers. We also intend BabyTV.com to build for our e-commerce sites the kind of loyalty with consumers that can be difficult to achieve in a pure e-commerce environment and to become a valuable driver of the BabyUniverse business strategy.

          BabyTV.com has already partnered with the acclaimed women’s media company Oxygen Media Interactive, Inc., as well as video-on-demand pioneer Alpha Mom TV, Inc., to bring a wealth of informative and entertaining programming to our viewers. Oxygen’s “Oh!Baby” video on-demand (VOD) programming contributes segments of their popular shows, with content celebrating the highs and lows of parenthood. Alpha Mom contributes a deep catalog of informative programming featuring recognized experts on important topics from pregnancy through early child development. We plan to utilize these partnerships to cross-market to the 1.7 million monthly unique visitors of BabyUniverse-owned e-commerce properties such as BabyUniverse.com, PoshTots.com and DreamTimeBaby.com, and to content properties such as PoshCravings.com and ePregnancy.com.

Amazon Content Agreement

          In December 2006, we reached an agreement with Amazon.com, Inc. to provide the rich content of our Internet sites, PoshCravings.com and ePregnancy.com, to Amazon.com consumers through the Amazon Baby marketplace.ePregnancy.com, a leading resource for both the expectant mother and new moms, offers valuable expert information as well as a vibrant online community. PoshCravings.com, launched in March 2006, has become a top style and trend destination for savvy moms and moms-to-be. Both sites boast a loyal following of visitors who seek the best advice, tips and trends as well as fabulous weekly giveaways.

          Amazon is the first significant strategic relationship designed to support our long-communicated plan to transform BabyUniverse from a pure e-commerce company into a balanced content, commerce and new media concern. With an audience of more than 60 million active customer accounts, Amazon presents an opportunity for national brand prominence for our PoshCravings.com and ePregnancy.com content properties.

Operational Restructuring and Reorganization

          During the first quarter of 2006, the Company initiated a multi-faceted reorganization and restructuring plan (the “Plan”), which was essentially completed during the second quarter of 2006. The objectives of the Plan were to (1) integrate the business operations of two recent acquisitions with the BabyUniverse e-commerce business in order to achieve greater efficiency, and (2) benefit from certain business strengths and best practices of the acquired organizations. The Plan was comprised of the following specific elements:

•	Open the Company’s new distribution center in 23,000 square feet of leased space in Las Vegas in January 2006.

•	Implement a new warehouse management system for the Las Vegas distribution center by late March 2006.

•	Relocate DreamtimeBaby’s business operations and inventory from its Los Angeles-area headquarters to the Las Vegas distribution center by late March 2006.

•	Relocate the BabyUniverse inventory and distribution activities from its Fort Lauderdale warehouse to the Las Vegas distribution center during February 2006.

•	Restructure the BabyUniverse e-commerce business operations by consolidating substantially all activities within the PoshTots management organization in Richmond, Virginia during May 2006.

•

Reorganize and consolidate the senior management organization in corporate offices in Jupiter, Florida during June 2006. The corporate office houses the Company’s executive management organization and certain corporate services including strategic planning, finance, technology, logistics and new media development.

          The restructuring expenses related to the Plan were accounted for pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees.  The total expense incurred for restructuring activities was approximately $538,000, of which $116,000 and $390,000 were recognized during the first and second quarters of 2006, respectively.

          The major costs associated with implementing the Plan were as follows:

•

One-time termination benefits were provided to certain current employees that were involuntarily terminated pursuant to the Plan, which was announced in February 2006.  The affected employees were required to render service through various dates to June 30, 2006 in order to receive the termination benefits. The total expense incurred for one-time termination benefits was approximately $111,000. Approximately $43,000 and $68,000 of one-time termination benefits were recognized as restructuring expenses for the first and second quarters of 2006, respectively.

•

We ceased using leased space for our offices and warehouse in Fort Lauderdale, Florida during the second quarter of 2006. We have recognized a liability of $72,752 during the quarter ended June 30, 2006, which represents the fair value of the lease costs that will continue to be incurred under the lease, net of sub-lease opportunities, for its remaining term through May 2008.

•

Other costs incurred as a result of the restructuring include costs to consolidate or close our facilities in Fort Lauderdale and Los Angeles and to relocate certain activities to the Las Vegas distribution center, to PoshTots’ headquarters in Richmond, Virginia and to our corporate office in Jupiter, Florida. The total amount of other restructuring costs was approximately $323,000, most of which was incurred and recognized as restructuring expenses in the second quarter of 2006.

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

Current Operating Environment

          Throughout this period of restructuring, reorganization and business integration that began during the first quarter of 2006, the Company experienced substantial operational difficulties. Although the nature of these problems was anticipated at the outset of the reorganization and integration projects, the extent of the operating problems was not completely foreseen. These difficulties largely resulted from the complexity of simultaneously integrating within our newly-opened Las Vegas distribution center, both (1) the DreamtimeBaby business operations and inventory from their former location in Los Angeles, and (2) the BabyUniverse inventory and fulfillment operations from Fort Lauderdale. This consolidation project was further complicated by software problems associated with the newly-introduced warehouse management system in the Las Vegas distribution center, the additional complexity of relocating the BabyUniverse call center and much of its remaining business operations to PoshTots’ Richmond headquarters, and also the relocation and consolidation of senior management and the information technology, accounting and logistics functions from former offices in Fort Lauderdale, Florida to new executive offices in Jupiter, Florida.

          During the second quarter of 2006, as a result of the restructuring, reorganization and business integration, we experienced an increased incidence of delayed shipments of customer orders, a higher level of order cancellations, and an increased level of product returns and discounts. These problems continued, to a lesser degree, during the third quarter, as we continued to focus significant attention and resources on resolving the cause of the various problems. As a result, our Amazon customer feedback has improved to a satisfaction score of more than 90%, from a low point in July 2006 of less than 60%.

          However, the diversion of management’s attention from more normal activities during 2006 significantly impacted our sales performance during this period. Although site traffic across the BabyUniverse.com website increased 15% and 20% in September and October, respectively, compared to the same periods in the prior year, our conversion rates were lower in those months compared to the same periods in the prior year. This was directly attributable to the reduced availability of high velocity inventory items to fulfill sales orders due to organizational and procedural issues involving inventory ordering and replenishment.  Newly-appointed operations management, replenishment process reengineering, and continued training of newly-hired employees during 2006 are expected to improve inventory availability and reduce backorders prospectively.

          Our operating results during 2006 also were significantly impacted by increased salary and benefits and general and administrative expenses incurred (1) to expand the platform to support our acquisition growth strategy, and (2) to pursue the recent initiatives to expand our content and new media business, which is comprised of PoshCravings.com, ePregnancy.com and BabyTV.com.

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

          Per SEC Staff Accounting Bulletin (SAB) No. 104, which further clarifies SAB No. 101, if merchandise is shipped to our customers F.O.B. shipping point, title is considered to have transferred to the customer at the time the merchandise is delivered to the carrier. Our policy is to ship F.O.B. shipping point from our distribution center, third party warehouse and fulfillment center and drop ship locations, and therefore we recognize revenue at time of shipment.

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

Inventory

          Inventory is accounted for using the first-in first-out (“FIFO”) method, and is valued at the lower of cost or market value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each method of disposition. Based on this evaluation, we adjust the carrying amount of our inventories to the lower of cost or market value.

          As of December 31, 2006, the Company had a reserve for slow moving and obsolete inventory amounting to $49,000. No inventory reserves were recorded as of December 31, 2005. For most of our operating history, we have relied on drop ship arrangements and fulfillment partners to ship the majority of our sales orders, which minimizes our inventory levels and associated risks. Since 2004, we have increased the amount of our warehouse inventory to support a higher level of in-house fulfillment. The increased inventory levels are largely comprised of products that have a proven sales track record and a low risk of near-term obsolescence. However, with the recent emergence of this trend toward greater in-house fulfillment and increased inventory levels, the risk of inventory obsolescence has increased and there may be a need to recognize a reserve for obsolescence in the future.

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

Stock-based Compensation

          SFAS No. 123R, Share-Based Payment, is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company adopted the recognition and reporting requirements of SFAS No. 123R, and the corresponding recognition of compensation expense is included in our consolidated financial statements for 2006.

          Prior to January 1, 2006, we applied APB No. 25 and related interpretations in accounting for stock-based transactions with employees and complied with the disclosure requirements of SFAS No. 123 and No. 148.  SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Results of Operations

          The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended December 31,

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.4	73.5	74.2

Gross profit	28.6	26.5	25.8
Operating expenses	40.9	29.2	24.2

Operating income (loss)	(12.3)	(2.7)	1.5
Other income (expense)	(1.3)	0.8	0.0
Gain on debt extinguishment	4.2	0.0	0.0

Income (loss) before income taxes	(9.4)	(2.0)	1.5
Provision (benefit) for income taxes	(0.0)	0.1	0.0

Net income (loss)	(9.4)	(2.1)	1.5

The above table may not sum due to rounding.

          The following describes certain line items set forth in our consolidated statements of operations:

          Gross sales.  Our gross sales relate to baby, toddler, maternity, bedding and furniture products sold through our websites, BabyUniverse.com, DreamtimeBaby.com, PoshTots.com and PoshLiving.com. The increase in gross sales from period to period is attributable to factors such as changes in our sales conversion rates, expanded product offerings, acquisitions of the DreamTimeBaby.com and PoshTots.com businesses, and the level of our advertising and commission spending. Our sales increases are a reflection primarily of increases in the volume of products shipped, rather than price increases or the introduction of new products. Shipping charges billed to customers are also included in gross sales.

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

Comparison of Year ended December 31, 2006  to Year ended December 31, 2005

          The operational difficulties and their impact on the Company’s performance during 2006 relating to the restructuring, reorganization and business integration initiatives undertaken by the Company are described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Operational Restructuring and Reorganization, and – Current Operating Environment.

          Gross sales.  Gross sales increased 54.3% to $37.8 million for 2006 from $24.5 million last year.  The most significant driver of our increase in gross sales was the consolidation of operating results of the businesses of DreamtimeBaby and PoshTots as of their September 13, 2005 and January 13, 2006 acquisition dates, respectively.

          Discounts and returns. Discounts and returns amounted to $2.21 million, or 5.9% of gross sales for 2006, compared to $.81 million, or 3.3% of gross sales, for 2005.

          Gross profit. Gross profit increased 61.9% to $10.2 million for 2006 from $6.3 million for 2005, and the increase primarily reflected the inclusion in 2006 of the operating results of the DreamtimeBaby and PoshTots acquisitions. The consolidated gross margin increased to 28.5% for 2006 compared to 26.5% for 2005.  Most of the consolidated gross margin improvement reflected the benefit of the higher gross margin for the PoshTots brand, which exceeded 43% during 2006.  Our gross profit in the fourth quarter of 2006 was negatively impacted by certain factors related to the company’s strategic alternatives process, including the suspension of certain cost saving and operating intiatives and high turnover of key operations and management personnel.

          Operating expenses. Operating expenses increased to $14.6 million for 2006 from $6.9 million for 2005.  As a percentage of net sales, operating expenses were 40.9 % for 2006 compared to 29.2 % for 2005.  The increase in operating expenses as a percentage of net sales was primarily attributable to:

•

restructuring expenses during the first and second quarter of 2006 of approximately $506,000 to open our new distribution center and to integrate the recent acquisitions of the businesses of DreamtimeBaby and PoshTots with the BabyUniverse e-commerce business,

•

increased management salaries and technology-related depreciation expenses to expand the infrastructure to support our acquisition strategy, as well as the development of our content and new media business,

•

increased general and administrative expenses incurred as a result of our becoming a public company in August 2005, including increased expenses for insurance, legal, accounting and investor relations,

•

increased rent expense associated with the newly-developed Las Vegas distribution center, as well as office relocations and expansions for the PoshTots headquarters in Richmond, Virginia and the Company’s headquarters in Jupiter, Florida, and

•	share-based compensation of $232,048, resulting from the adoption of SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.

          Advertising expenses improved to 13.1 % of net sales for 2006 from 14.7 % for 2005.  The advertising expense improvement, as a percentage of net sales, was due to the substantially lower rate of advertising spending inherent in the DreamtimeBaby and PoshTots business models.

          Other income (expense).  Other income, net, was $1,047,688 for 2006 compared to $177,823 for 2005.  Included in 2006 was a $1.5 million gain from extinguishment of debt (See Note 8 to our Consolidated Financial Statements – Notes and Capital Lease Payables), as well as $155,701 of interest income earned on cash and cash equivalents.  These amounts were partially offset by $608,013 of interest expense for 2006.

          Income taxes.  There was no provision for income taxes for 2006 or 2005.  We had net operating loss carry forwards of approximately $6,900,000 at December 31, 2006, which will expire in various years through 2026. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

          Net loss.  The net loss for 2006 was $3,343,700, or ($.62) per diluted share, compared to a net loss of $492,297, or ($.13) per diluted share for 2005.

Comparison of Year ended December 31, 2005 to Year ended December 31, 2004

          Gross sales. Gross sales increased 66% to $24.5 million for 2005 from $14.8 million for 2004.  The increase in gross sales was due to several factors: increased web traffic resulting from higher levels of advertising to promote the BabyUniverse brand, an increase in our sales conversion rate and certain free shipping promotions.  Our gross sales also increased due to the consolidation of DreamtimeBaby gross sales since September 13, 2005.  We also believe that one of the key drivers of the growth of our sales is was the transition of purchases made by women through traditional outlets to purchases made over the Internet. This trend has been reported by market research firms including eMarketer, Inc. and Forrester Research.

          Discounts and returns. Discounts and returns decreased to 3.4% of net sales for 2005 from 3.6% of net sales for 2004.

          Gross profit. Gross profit increased 70.5% to $6.3 million for 2005 from $3.7 million for 2004. The increase in gross profit resulted from higher sales volumes. Gross margin improved to 26.5% for 2005 compared to 25.8% for 2004. In fact, our gross margin consistently improved every quarter in 2005, from a low of 23.0% in the first quarter to 30.1% in the fourth quarter.

          Several important factors led to our improved gross margin performance throughout 2005.  First  during August, our largest vendor adopted a minimum Internet pricing policy, and this contributed to gross margin improvement for the last two quarters of the year.  Secondly, our overall shipping costs benefited from economies of scale, despite higher gasoline surcharges.  The third factor contributing to our gross margin improvement was the increasing percentage of our sales that were shipped from inventory, rather than from drop shippers.  This percentage stood at about 50% as of December 2005 and grew consistently since the beginning of 2005, when it was approximately 30%.  The final factor positively affecting our overall gross margin in 2005 was the consolidated benefit of higher gross margins in the range of 35% from the DreamtimeBaby acquisition.

          Operating expenses. Operating expenses more than doubled to $6.9 million for 2005 from $3.5 million for 2004.  As a percentage of net sales, operating expenses were 29.3% for 2005 compared to 24.3% for 2004.  The increase in operating expenses as a percentage of net sales was almost entirely the result of additional infrastructure costs to support our acquisition strategy, as well as substantially higher general and administrative expenses incurred as a result of our becoming a public company in August 2005.

          To a lesser extent, the increase in operating expenses was due to increased advertising and commission expenses, which, as a percentage of sales, increased to 14.7% for 2005 from 13.5% for 2004.  These expenses were incurred in an effort to continue to rapidly build awareness of the BabyUniverse brand, drive net sales growth and gain market share as rapidly as possible in the highly fragmented and competitive market segment for the online sales of baby-related products.

          Other income (expense).  Other income, net, was $177,823 for 2005 compared to $1,204 for 2004, due to interest income earned on the net proceeds of the Company’s initial public offering of common stock in August 2005.

          Income taxes. We had net operating loss carry forwards of 3,004,520 at December 31, 2005 which will expire in various years through 2025. Our net operating loss carry forwards at December 31, 2004 were $2,229,588.  We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards for 2005 and 2004.

          Net income (loss).   The net loss for the full year 2005 was ($492,297), or ($0.13) per diluted share, compared to net income of $221,061, or $0.07 per diluted share for 2004.  The most significant factor in this 2005 net loss was the aapproximately $591,000 investment in acquisition infrastructure and public company costs that we incurred during 2005.

Effect of Recent Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

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

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that a company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS 157 may have on our consolidated financial condition or results of operations.

          In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have on our consolidated financial condition or results of operations.

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. Retrospective application of this Statement is not permitted.  Management does not expect adoption of SFAS No. 158 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

Liquidity and Capital Resources

          Sources of funds and Liquidity.  Since inception, we have funded our operations through the sale of equity securities and convertible indebtedness, and cash generated from operations.  The significant components of our working capital are inventory and liquid assets such as cash and cash equivalents.  As of December 31, 2005, our working capital was $8.7 million, which resulted primarily from the proceeds of our initial public offering of common stock in August 2005.  As of December 31, 2006 we had negative working capital of approximately $44,000. The decline in working capital is primarily attributable to investing activities, described below under “Uses of funds”.

          Net cash provided by financing activities for 2006 was approximately $4.0 million, and was primarily attributable to the debt and equity transactions described below.  Net cash provided by financing activities for 2005 was $16.5 million, and was primarily attributable to BabyUniverse’s initial public offering of common stock in August, 2005.

          During 2006, we completed the following debt and equity transactions to refinance existing debt and to raise funds for general corporate purposes:

•

On July 11, 2006, BabyUniverse completed a $5.0 million debt financing transaction with Hercules Technology Growth Capital, Inc. (NASDAQ: HTGC), a leading specialty finance company providing venture capital and private equity-backed technology and life science companies with debt and equity growth capital. Proceeds from the financing were used primarily to refinance BabyUniverse’s existing debt. (See Note 8 to our Consolidated Financial Statements  – Notes and Capital Lease Payables)

•

On September 22, 2006, BabyUniverse closed on $2 million in new equity financing.  The equity financing was provided by affiliates of Wyndcrest Holdings, LLC, a company controlled by our Chief Executive Officer John C. Textor.  In connection with the financing, the Company received aggregate proceeds of approximately $2 million, based on the issuance of 263,852 shares of common stock priced at $7.58 per share, a 7.5% premium to the closing price on September 22, 2006.  These funds are to be used for general corporate purposes. (See Note 17 to our Consolidated Financial Statements – Transactions With Related Parties)

•

On December 29, 2006, BabyUniverse entered into a Loan Agreement with Lydian Private Bank, pursuant to which Lydian Private Bank provided a term loan of $2,000,000 to the Company (the “Lydian Loan”), evidenced by a Promissory Note in that principal amount dated December 29, 2006. The Lydian Loan bears interest at a floating rate of interest equal to the base rate on corporate loans posted by at least 75% of the nation’s largest banks, known as the “Wall Street Journal Prime,” which interest is payable monthly beginning on February 1, 2007. The maturity date of the Lydian Loan is July 1, 2008, at which time all outstanding principal and accrued but unpaid interest thereunder must be repaid to Lydian Private Bank. (See Note 17 to our Consolidated Financial Statements – Transactions with Related Parties)

          Uses of funds.  Net cash used in operating activities for 2006 was $2,947,671, compared to net cash used by operating activities of $22,312 for 2005.  The increase in cash used in operating activities was primarily due to the net loss in 2006 of $3,343,700 including a non-cash gain of $1,500,000 on extinguishment of debt, compared to a net loss in 2005 of $492,297.

          Net cash used in investing activities for 2006 was approximately $7.5 million and was primarily related to the acquisition of PoshTots ($6.0 million), and to a lesser extent, capital expenditures ($1.6 million) associated with our business restructuring and integration, as well as enhancements to our technology system infrastructure.

          On June 23, 2006, the Company’s credit card merchant agreement for its DreamtimeBaby business was unilaterally terminated by the processing company and funding bank, due to a recent increase in the volume of customer refunds and chargebacks. The unilateral termination of the merchant agreement was not confirmed to the Company until July 18, 2006, despite repeated attempts by the Company to clarify the then-existing situation.  When confirmation of the termination was verbally received on July 18, 2006, the Company established a new credit card processing and funding account for its DreamtimeBaby business through another of its existing credit card processing agreements.  In conjunction with termination of the agreement, and pursuant to rights based on its sole discretion, the funding bank unilaterally established a reserve account by withholding funding to the Company of credit card proceeds from June 23 until July 18, 2006.  The resulting reserve account balance was $371,000. The Company negotiated the release of $270,000 of this reserve in December 2006 and another $90,000 was released to the Company in February 2007.

          The proceeds from our initial public offering in August 2005 had been sufficient to fund our acquisitions and operational requirements through early 2006. The Company then secured the additional debt and equity financings described above in order to fund a repayment of its debt, as well as to provide additional working capital for general corporate purposes.  We are currently evaluating a number of funding alternatives.  It is possible that we could be required, or could elect, to seek additional funding through an equity or debt financing in the future, in order to fund strategic alternatives or our working capital or operational requirements, or to refinance our existing indebtedness. In addition, pursuant to the terms of the Merger Agreement, it is a condition to the closing of the Merger that the Company’s then existing indebtedness be repaid from the proceeds of an equity financing to be conducted by the Company after the date on which the Merger Agreement was executed. Any such future financing may not be available on terms acceptable to us, or at all.

          As of December 31, 2006, we had no material commitments for capital expenditures.

Contractual Obligations

          The following table summarizes our contractual obligations as of December 31, 2006 and the expected effect on liquidity and cash flows:

          Payments due by period are as follows:

	Total	2007	2008 through 2010	2011 through 2012	After 2012

Operating leases	$3,234,122	$656,290	$1,802,935	$774,897	-0-
Capital leases	27,960	7,558	13,713	6,689	-0-
Notes Payable	7,000,000	836,062	6,163,938	-0-	-0-

Off-Balance Sheet Arrangements

          We do not have or engage in any off-balance sheet arrangements.

Impact of Inflation

          The effect of inflation and changing prices on our operations was not significant during the periods presented.

Outstanding Stock Options

          As of December 31, 2006, we had 236,248 options to purchase common shares outstanding, of which 113,082 are fully vested.  The vested and unvested options have weighted average exercise prices of $4.22 and $8.68, respectively.

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

          On January 18, 2005, we granted additional options to purchase 52,124 shares of common stock at an exercise price of $6.25 per share. The $6.25 exercise price, which represented a significant increase from the October 1, 2004 fair market valuation, was based on the Market Multiple and Discounted Cash Flow Approaches, coupled with several significant developments. First, we had become profitable on a full-year basis for the first time in 2004. Second, we had adopted an expanded business plan, which would use strategic acquisitions to complement our organic growth initiatives. Third, our board of directors and management team had been expanded and strengthened to include a diverse group of business leaders who had significant experience in the financial, technology and retail sectors, with a particular emphasis on working for and with companies engaged in substantial acquisitions programs. These developments resulted in an increased interest from investment banks seeking to represent us in pursuing strategic alternatives and caused us to significantly adjust the fair market valuation of our company. Management chose not to seek an independent appraisal at this time, due to the referenced significant factors and preliminary discussions with investment banks regarding the value of our company.

          On January 13, 2006, we granted options to purchase 50,000 shares of our common stock to officers of Posh Tots, LLC in connection with the Company’s purchase of the assets of Posh Tots, LLC.   These options bore an exercise price of $8.10 per share, the closing price of our common stock on the American Stock Exchange on the date of the grant, vested over a two year period and expire after 25 months.  Subsequent to January 13, 2006, options to purchase 30,000 of these shares were cancelled in connection with one such officer’s termination of employment with the Company.

          On January 13, 2006, we granted options to purchase 75,000 shares of our common stock to employees of Posh Tots, LLC in connection with the Company’s purchase of the assets of Posh Tots, LLC.   These options bore an exercise price of  $8.10 per share, the closing price of our common stock on the American Stock Exchange on the date of the grant, vested over a three year period and expire after 37 months.  Subsequent to January 13, 2006, options to purchase 15,000 of these shares were cancelled in connection with three such employees’ termination of employment with the Company.

          On April 3, 2006, the Company granted options to purchase 50,000 shares of our common stock to a key employee involved in the development and implementation of the BabyTV new media concept.  These options bear an exercise price of $9.86 per share, the closing price of the common stock on The Nasdaq Capital Market on the date of the grant, vest quarterly over a three year period and expire after 36 months.

          On November 16, 2006, the Company granted options to purchase 2,000 shares of our common stock, to an employee.  These options bear an exercise price of $6.84 per share, the closing price of the common stock on The Nasdaq Capital Market on the date of the grant, 25% of which vested immediately, with the remainder vesting over two years.  These options expire in 25 months.

          On December 11, 2006, the Company granted 25,000 restricted shares of our common  stock to an employee. These restricted share vest over a four year period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash and cash equivalents balance as of December 31, 2006 was held in money market accounts or invested in investment grade commercial paper with maturities less than 90 days.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial statements and supplementary data for the Company appear on pages F-1 through F-30 following Item 15 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

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

          Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Our Board of Directors currently consists of seven directors, divided into three classes with members of each class of directors serving for staggered three-year terms.  Our current Board members and classifications are as follows:

Class I	Class II	Class III

Curtis S. Gimson	Carl Stork	Stuart Goffman
Bethel G. Gottlieb	Jonathan Teaford	John Nichols
John C. Textor

Terms for the Class I, II and III Directors expire at the annual meetings for 2009, 2007 and 2008, respectively.

          John C. Textor, 41, has been Chairman of our Board of Directors since November 2002 and a member of our Board of Directors since December 1999. Mr. Textor has served as our Chief Executive Officer since April 2005. He is also the Founder and President of Wyndcrest Holdings, LLC, a Florida-based private holding company focused on technology-related opportunities in entertainment, telecommunications and the Internet, and its predecessor since 1997.

Earlier, Mr. Textor was employed in various merchant banking and investment banking capacities by Shearson Lehman Hutton and Paine Webber. Mr. Textor was also a founding director of Lydian Trust Company, a diversified financial services company. He is currently a director of Multicast Media Networks, Inc., a global provider of Internet-based broadcast media. He was previously Chairman of the Board of Sims Snowboards, a prominent global snowboard brand. Mr. Textor earned a B.A. degree in Economics at Wesleyan University.

          Carl Stork, 47, became a member of our Board of Directors in October 2004. Mr. Stork is President and Founder of Ciconia & Co, LLC, a private investment firm based in Seattle, Washington. Mr. Stork is Chief Executive Officer of Digital Domain, Inc., an award winning visual effects and digital media company in Venice, California. He is also a non-managing member of Wyndcrest Holdings, LLC. Prior to founding Ciconia, Mr. Stork had a long and varied career at Microsoft Corporation from 1981 to 2002, serving in a variety of executive management positions, including technical assistant to Bill Gates, General Manager of Windows 95/98 Development and General Manager of Hardware Strategy and Business Development. Mr. Stork served on the board of directors of Lydian Trust Company until March 2005, and currently serves on the board of directors of Neomagic Corporation, a publicly traded company which develops application processors for hand held devices. Mr. Stork is a partner in the Baseball Club of Seattle, owner of the Seattle Mariners major league baseball team. Mr. Stork earned an MBA degree at the University of Washington and a B.A. degree in Physics at Harvard University.

          John Nichols, 55, became a member of our Board of Directors in January 2005. Mr. Nichols is Chief Financial Officer, Secretary and Treasurer of Varsity Brands, Inc., a manufacturer and marketer of branded products and services for the educational extracurricular market, including team sports and cheerleading. He also served as Senior Vice President, Finance of Varsity Spirit Corporation, a publicly-traded predecessor of Varsity Brands, Inc., since July 1992 and Chief Financial Officer since April 1994. Mr. Nichols earned his B.B.A. degree in Accounting at the University of Memphis and a M.S.M. degree in Accounting at Florida International University.

          Curtis S. Gimson, 51, became a member of our Board of Directors in April 2005. Mr. Gimson has been Senior Vice President of Arby’s Restaurant Group, Inc. since 1997, and served as General Counsel of Arby’s Restaurant Group from 1997 until 2005. In 1984, he joined Triangle Industries, Inc., a public company controlled by Nelson Peltz and Peter May, and has worked in various capacities for companies controlled by Messrs. Peltz and May for the past 22 years, including as Associate General Counsel of Triangle 1984-89, Senior Vice President & General Counsel, Trian Group, L.P., 1989-93, Senior Vice President & Associate General Counsel of Triarc Companies, Inc., 1993-94, Senior Vice President & General Counsel, Royal Crown Cola Co., 1994-97, and Senior Vice President & General Counsel of Arby’s since 1997. Mr. Gimson earned his B.A. degree at Princeton University and his J.D. degree at Cornell Law School.

          Bethel G. Gottlieb, 38, became a member of our Board of Directors in June 2005. From 1995 to 2000, Ms. Gottlieb served in progressively senior merchandising management positions for May Department Stores and Federated Department Stores. While at Federated Department Stores, Ms. Gottlieb was responsible for overseeing the merchandising strategy and product development for all store divisions. From 2000 to the present, Ms. Gottlieb has remained at home caring for her young children. Ms. Gottlieb earned a B.A. degree in Psychology from Wesleyan University and an M.B.A. degree from Harvard University Graduate School of Business.

          Stuart Goffman, 40, was our interim Chief Financial Officer from October 2006 to December 2006, our Chief Operating Officer from January 2005 through October 2006 , our President from October 2002 through January 2005, and a member of our Board of Directors since October 1998. In June 2000, Mr. Goffman left BabyUniverse and co-founded and became the Chief Operating Officer and director of ChildU, Inc., a distance learning company specializing in online education for grades K-8. ChildU, Inc., was acquired by WRC Media, Inc. in May 2001. Mr. Goffman rejoined BabyUniverse in October 2002 and was our Chief Executive Officer from October 2002 to April 2005. Mr. Goffman was previously employed by Grant Thornton in New York. Mr. Goffman is a Certified Public Accountant (“CPA”) certified in the State of Georgia. He earned a B.S. degree in Accounting at the University of Florida.

          Jonathan Teaford, 33, has been our Executive Vice President since January 2005 and has been a member of our Board of Directors since December 2000. Mr. Teaford has been a partner with Wyndcrest Holdings, LLC, since March 2002. Prior to joining Wyndcrest’s predecessor in January 1998, Mr. Teaford was employed by GE Capital Services, a subsidiary of General Electric. Mr. Teaford earned a B.A. in Economics at Hamilton College.

Board of Advisors

          In addition to our Board of Directors, we have a Board of Advisors. The Board of Advisor’s purpose is solely to provide non-binding advice and counsel to our Board of Directors. The current members of our Board of Advisors are as follows:

          Michael Bay
          Kenneth Goore
          Dan Marino

          Michael Bay became a member of our Board of Advisors in October 2004 and has served as an informal advisor to the company since October 2002. Mr. Bay is a principal of Bay Films, Inc. Mr. Bay has produced and directed the major motion pictures Armageddon, Pearl Harbor, and The Island.  He also directed Bad Boys, The Rock, and Bad Boys II. Through his production company, Platinum Dunes Productions, he also produced The Texas Chainsaw Massacre (2003) and The Amityville Horror (2005). He has filmed television commercials for many major advertisers including Nike, Coca-Cola, Levi’s, and for the Got Milk campaign. He has also filmed award winning music videos for artists including Aerosmith, Tina Turner, Meatloaf and Divinyls. Mr. Bay earned a B.A. degree in English and Film at Wesleyan University.

          Kenneth Goore became a member of our Board of Advisors in April 2005. In 1992, Mr. Goore co-founded Goore’s For Babies to Teens, which today is one of the largest specialty baby and children’s retail stores in the western United States. Mr. Goore earned a B.S. degree in Marketing and Finance at the University of Akron.

          Dan Marino became a member of our Board of Advisors in October 2004. In April 2000, Mr. Marino announced his retirement from professional football after 17 consecutive seasons with the Miami Dolphins of the National Football League. He has since established himself as a leading television sports commentator through his work with the CBS NFL Today show and HBO’s Inside the NFL. His ongoing work for the community is centered on the Dan Marino Foundation for children’s charities of South Florida. Mr. Marino earned a B.A. degree in Communications at the University of Pittsburgh.

Compensation of Directors

          We pay each non-employee director an annual retainer of $5,000. We pay each non-employee director $500 for each committee meeting attended. We also pay certain reasonable expenses incurred by our directors and members of our Board of Advisors.

           Non-employee directors and Board of Advisors members may be granted restricted stock or options pursuant to the BabyUniverse 2005 Stock Incentive Plan. Our non-employee directors will be eligible to receive restricted stock or options to the extent granted by our Compensation Committee. We may, in our discretion, grant additional restricted stock or options and other equity awards to our non-employee directors and members of our Board of Advisors from time to time.

Independence of the Board

          The Board of Directors has determined that the following four individuals of its seven members are independent as defined under the federal securities laws, including Rule 10A-3(b)(i) under the Securities Exchange Act of 1934, and the Nasdaq Marketplace Rules:  Mr. Gimson, Ms. Gottlieb, Mr. Nichols and Mr. Stork.

Committees and Meetings of the Board of Directors

          The Board of Directors held nine meetings, including four regularly scheduled meetings and five special meetings, during the year ended December 31, 2006.  It is the policy of the Board of Directors to encourage attendance at Board and committee meetings. Each director attended at least 75% or more of the aggregate number of meetings held by the Board of Directors and the committees on which he or she served. Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

          Audit Committee.  The Audit Committee presently consists of Messrs. Gimson, Stork, and Nichols, who serves as chairman. The Audit Committee is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our Board of Directors, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditor prior to presentation of financial statements to shareholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our Board of Directors has determined that Mr. Nichols qualifies as an “audit committee financial expert” under the federal securities laws. The Audit Committee’s responsibilities are set forth in an Audit Committee Charter, a copy of which can be found on the Company’s website, www.babyuniverse.com. The Audit Committee held six meetings during the year ended December 31, 2006.

          Compensation Committee.  The Compensation Committee presently consists of Ms. Gottlieb, Mr. Nichols and Mr. Gimson, who serves as chairman. The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the compensation and benefits of all of our executive officers, administering our stock incentive plan and establishing and reviewing general policies relating to compensation and benefits of our employees. The Compensation Committee’s responsibilities are set forth in a Compensation Committee Charter, a copy of which can be found on the Company’s website, www.babyuniverse.com.  The Compensation Committee held three meetings during the year ended December 31, 2006.

          Nominating Committee. The Nominating Committee presently consists of Ms. Gottlieb, Mr. Stork and Mr. Gimson, who serves as chairman. The Nominating Committee is responsible for identifying prospective Board of Directors candidates, recommending nominees for election to our Board of Directors, developing and recommending Board of Directors member selection criteria, considering committee member qualifications and providing oversight in the evaluation of the Board of Directors and each committee. The Nominating Committee will consider director nominee recommendations by shareholders, provided that the names of such nominees and their relevant biographical information are properly submitted in the manner described in the Company’s proxy statement relating to its 2006 Annual Meeting of Shareholders under the caption “General Information – Shareholder Proposals and Director Nominations for 2007 Annual Meeting.” The Nominating Committee’s responsibilities are set forth in a Nominating Committee Charter, a copy of which can be found on the Company’s website, www.babyuniverse.com.  The Nominating Committee held one meeting during the year ended December 31, 2006.

Code of Business Conduct and Ethics

          Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws and Nasdaq Marketplace Rules.  Our Code of Business Conduct and Ethics is available to view at our website, www.babyuniverse.com.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

          As of March 29, 2007, each of the persons named below served as one of our executive officers or key employees.

Name	Age	Position

John C. Textor	41	Chief Executive Officer
Georgianne K. Brown	46	President Mainstream eCommerce
Jonathan Teaford	33	Executive Vice President
Michael R. Hull	53	Chief Financial Officer
John Studdard	39	Executive Vice President – New Media

          Each executive officer is appointed by and serves at the discretion of our Board of Directors, subject, in certain cases, to the terms of an employment agreement with the Company.

          Below is a summary of the business experience of each of our executive officers who do not serve on our Board of Directors.

          Georgianne K. Brown, 46, has been our President of Mainstream eCommerce since October 2006 and was our Executive Vice President of Marketing from July 2005 to October 2006. Ms. Brown was formerly the Vice President for Marketing Services for eDiets.com, Inc., a public company that provides online diet and fitness subscription products and services, from November 2003 to April 2005. Ms. Brown held a variety of positions in Certified Vacations Group, Inc. from November 1997 to July 2003, holding the title of Vice President for Consumer Marketing from 1998 to 2003. In 1998, she also become the President of New River Technologies, a subsidiary of Certified Vacations Group, Inc. Ms. Brown held several marketing and sales related positions with Alamo Rent A Car, Inc. from 1979 to 1997, and was the Executive Director of Consumer Marketing for Alamo Rent A Car, Inc. from 1996 to 1997.

          Michael R. Hull, 53, has been our Chief Financial Officer since December 2006.  From December 2004 through December 2006, Mr. Hull assisted a large multinational company in complying with Section 404 of the Sarbanes-Oxley Act of 2002.  Previously Mr. Hull served as Chief Financial Officer, Secretary and Treasurer of BCT International, Inc., a public company that franchised wholesale printing businesses, from May 1996 to August 2004.

            John Studdard, 39, has been our Executive Vice President of New Media since April 2006. Mr. Studdard also served in the capacity of interim Chief Technology Officer and served as an IT and management consultant to the Company from July 2005 to March 2006.  Prior to joining the Company, Mr. Studdard was the Chief Information Officer and Senior Vice President of Palm Beach, Florida-based Lydian Trust Company, by whom he was employed from 1990 until 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding Common Stock to file with the Securities and Exchange Commission (“SEC”) reports of changes in their ownership of Common Stock. Officers, directors and greater than 10% shareholders are also required to furnish us with copies of all forms they file under this regulation.  To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% shareholders were complied with, except that John C. Textor reported the acquisition on December 15, 2006 of 3,700 shares of the Company’s common stock on a Form 4 filed with the SEC on December 21, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

          The following discussions and tables in this Item 11 set forth information with regard to compensation for services rendered in all capacities to the Company and its subsidiaries during the year ended December 31, 2006, by the Chief Executive Officer (CEO), the Chief Financial Officer (CFO), the three most highly compensated executive officers of the Company, other than the CEO and CFO, who were serving as executive officers at December 31, 2006, and two additional individuals who were no longer serving as executive officers at December 31, 2006 (the “Named Executive Officers”).  The information discussed below reflects the compensation earned by such individuals for services with the Company and its subsidiaries during the covered periods.

Company Compensation Objectives

          The Company’s objective is to maintain a program of executive compensation that is competitive and motivating to the degree that it will attract, retain and inspire performance of executive officers who possess qualities, talents and abilities that will enhance the growth and profit potential of the Company.  The Company believes that its compensation program must include both short term and long term compensation elements.  Our Board has organized a Compensation Committee to establish the Company’s program of executive compensation.

Elements of Executive Compensation

          The Compensation Committee of the Company’s Board of Directors is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Chief Executive Officer and the Company’s other executive officers as defined by SEC rules.

          The Company’s executive compensation program consists of a competitive base salary, equity participation either in the form of options to purchase shares of the Company’s common stock or the granting of restricted shares of the Company’s common stock, which, in each case, vest over a two to four year period.  In addition, the Company has paid discretionary bonuses which are based on the Compensation Committee’s assessment of the executive’s contribution to the Company.

          The Company attempts to set base salaries that are competitive with similar sized organizations, are commensurate with each executive’s organizational responsibilities and his or her level of professional development, taking into account the expected role the executive is likely to play in the helping the Company achieve its goals and objectives.  In addition, after the Compensation Committee evaluated the roles and responsibilities of the executive officers, each executive officer was allowed to invest in equity of the Company or was awarded equity in the form of restricted stock or stock options in connection with his or her employment.  Equity-based compensation is designed to provide long-term incentives for the aligning of the Company’s goals and objectives with the executive’s performance and to reward performance that is accretive to shareholder value.  The Compensation Committee believes these arrangements are reasonable and competitive compared to other companies the Company competes with for the attraction and retention of talent.

          The executive officers do not receive any other compensation or benefits other than standard benefits available to all employees, which primarily consist of health plans, the opportunity to participate in the Company’s 401(k) plan, basic life insurance and accidental death insurance coverage.

Equity Compensation Grants

          The Compensation Committee is responsible for establishing and administering the Company’s equity compensation programs and for awarding equity compensation to the executive officers. To date, the sole forms of equity compensation awarded to or purchased by officers and employees have been restricted stock and stock options. The Compensation Committee believes that restricted stock and stock options are an important part of overall compensation because they align the interests of officers and other employees with those of our shareholders and create long-term incentives to maximize shareholder value.

Chief Executive Officer’s Compensation

          The Compensation Committee considered the following factors in determining the compensation for fiscal 2006 for John C. Textor, Chairman of the Board and Chief Executive Officer: the terms of his employment agreement with the Company and the Company’s financial performance for 2005.  The base salary for Mr. Textor pursuant to the terms of his employment contract as of the beginning of the year was $90,000, subject to discretionary increases from time to time by the Board of Directors or the Compensation Committee.  In November of 2006, the Board of Directors approved increasing Mr. Textor’s annual base salary to $225,000. In establishing Mr. Textor’s base salary, the Compensation Committee took into consideration the current compensation levels of CEOs of comparable ecommerce companies.

Base Salaries of Other Executive Officers

          Executive officers’ salaries are determined pursuant to the terms of their respective employment agreements. In cases where base salary increases are at the discretion of the Compensation Committee pursuant to the terms of an executive officer’s employment agreement, the Compensation Committee annually reviews base salaries and any increases are based on the Company’s overall performance and the executive’s individual performance during the preceding year. A cash bonus of $25,000 was paid to Georgianne K. Brown in 2006.  No other cash bonuses were paid to executive officers in 2006.

Review of all Components of Executive Compensation

          The Compensation Committee has reviewed all components of the executive officers’ compensation, including salary, bonus, equity compensation, and accumulated realized and unrealized stock option gains.

Employment Agreements

          Each of the Company’s Named Executive Officers has entered into an employment agreement with the Company, which establishes such executive officer’s base salary and bonus, if applicable.  Among other things, the employment agreements generally provide for severance, upon termination other than for cause, designate a period of employment, allow the termination of the agreement by either party with notice and grant the right to participate in the Company’s discretionary bonus program.

Summary Compensation Table

          The following table presents certain summary information, as applicable, for the fiscal years ended December 31, 2006, 2005 and 2004 concerning compensation earned for services rendered in all capacities to the Company and its subsidiaries by the Named Executive Officers during the covered periods.  In accordance with the newly promulgated rules of the Securities and Exchange Commission related to Executive Compensation disclosure, this table includes newly required information only for the Company’s fiscal year ended December 31, 2006.

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John C. Textor (1)	2006	$121,154	—	—	—	—	—	—	$121,154
Chief Executive Officer	2005	$71,539	—	—	—	—	—	—	$71,539
	2004	—	—	—	—	—	—	—	—
Robert Brown	2006	$105,442	—	$17,592	—	—	—	—	$123,034
Former Chief Financial Officer	2005	$84,038							$84,038
Georgianne Brown	2006	$104,577	$25,000	$12,315	—	—	—	—	$141,892
President - Mainstream eCommerce	2005	$41,754	—	—	—	—	—	—	$41,754
John Studdard	2006	$131,539	—	—	$40,036	—	—	—	$171,574
Executive Vice President – New Media
Michael R. Hull	2006	$5,192	—	—	—	—	—	—	$5,192
Chief Financial Officer
Karen Adams	2006	$131,250	—	—	—	—	—	—	$131,250
Former President - Posh Tots, Inc.
Stuart Goffman (1)	2006	$139,984	—	—	—	—	—	—	$139,984
Former President and	2005	$139,984							$139,984
Chief Operating Officer	2004	$141,907	—	—	—	—	—	—	$141,907

(1)

In April 2005, John C. Textor assumed the office of Chief Executive Officer, and Stuart Goffman, our then President and Chief Executive Officer, became our President and Chief Operating Officer, positions he resigned in October 2006.

(2)

Stock awards consist of restricted shares of the Company’s common stock. In July 2005, the Company granted Mr. Brown and Ms. Brown restricted shares of the Company’s commons stock of 42,222 and 29,555 shares, respectively.  The restricted shares were valued at $52,777 and $36,943 based upon the fair value of the shares on the date of the grant of $1.25 per share. The compensation expense related to these shares has been recognized ratably over the vesting period.  In addition, in December 2006, Mr. Hull was granted 25,000 restricted shares with a fair market value of $171,000, based upon the closing price of the Company’s common stock on the date of the grant, which vest over a four year period.  The Company began recording compensation expense for Mr. Hull’s shares in January 2007.

(3)

Mr. Studdard was granted options in April 2006 to purchase 50,000 shares of the Company’s common stock with an exercise price of $8.10 per share, the fair market value on the date of the grant.  These options vest in quarterly intervals over a four year period.  The options were valued using the Black-Scholes option pricing model and are being recognized as compensation expense in accordance with SFAS123R.

Grants of Plan -Based Awards

The following table sets forth information concerning the grants of plan-based awards to the Named Executive Officers under our BabyUniverse 2005 Stock Incentive Plan during our last completed fiscal year:

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

John C. Textor		—	—	—	—	—	—	—	—	—	—
Stuart Goffman		—	—	—	—	—	—	—	—	—	—
Robert Brown		—	—	—	—	—	—	—	—	—	—
Georgianne Brown		—	—	—	—	—	—	—	—	—	—
John Studdard	4/03/06	—	—	—	—	—	—	—	50,000	$9.86	$9.86
Michael R. Hull	12/11/06	—	—	—	—	—	—	25,000	—	—	$6.84
Karen Adams (1)	1/13/06	—	—	—	—	—	—		30,000	$8.10	$8.10

(1)	In September 2006, Karen Adams left the employment of the Company. Ms. Adams’ options were forfeited effective as of the date she left the Company.

Outstanding Equity Awards at Fiscal Year End

          The following table provides certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the 2006 fiscal year:

Outstanding Equity Awards at December 31, 2006

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested

John C. Textor	—	—	—	—	—	—	—	—	—
Stuart Goffman	—	—	—	—	—	—	—	—	—
Robert Brown	—	—	—	—	—	—	—	25,333	$183,664
Georgianne Brown	—	—	—	—	—	—	—	18,999	$137,743
John Studdard	8,333	41,667	41,667	$9.86	4/3/09	—	—	—	—
Michael R. Hull	—	—	—	—	—	—	—	25,000	$181,250
Karen Adams	—	—	—	—	—	—	—	—	—

          The following table provides information regarding the options exercised by, and the vesting of stock for, the Named Executive Officers during fiscal 2006 and the value realized on such exercise or vesting:

	Option Awards		Stock Awards

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares of Stock Acquired on Vesting ($) (1)	Value Realized on Vesting ($) (1)

John C. Textor	—	—	—	—
Stuart Goffman	—	—	—	—
Robert Brown	—	—	16,890	$130,898
Georgianne Brown	—	—	10,556	$89,409
John Studdard	—	—	—	—
Michael R. Hull	—	—	—	—
Karen Adams	—	—	—	—

(1)	Based on the fair market value of our Common Stock on the date of vesting.

Pension Benefits and Nonqualified Deferred Compensation

          The Company has not provided, and does not currently provide, any form of post-retirement benefits to its employees or any of the Named Executive Officers.  In addition, the Company has never had, and currently does not have, any nonqualified deferred compensation plans in place.

Employment Agreements

          We previously entered into employment agreements with John C. Textor, our Chairman of the Board and Chief Executive Officer, Jonathan Teaford, our Executive Vice President, Robert Brown, our former Chief Financial Officer, and Georgianne K. Brown, our former Executive Vice President of Marketing.  During 2006 we entered into employment agreements with John Studdard, our Executive Vice President for New Media, and Michael R. Hull, our Chief Financial Officer, ratified amendments to the employment agreements for John C. Textor and Jonathan Teaford and entered into a new employment agreement with Georgianne K. Brown for her new position of President - Mainstream eCommerce. The employment agreements with Messrs. Textor, Teaford and Brown are each for initial terms of three years, with successive one year extensions unless we or the employee timely provides the required notice of the intent not to renew the agreement. Mr. Brown resigned his position in October 2006. The employment agreements with Ms. Brown and Mr. Hull are for initial terms of one year, with successive one year extensions unless we or they timely provide the required notice of the intent not to renew the agreement. The new agreements and the ratified amendments provide for annual base salaries of $225,000 for Mr. Textor, $180,000 for Mr. Studdard, $120,000 for Mr. Teaford, $140,000 for Ms. Brown and $135,000 for Mr. Hull, plus discretionary annual cash bonuses determined by the Compensation Committee of our Board of Directors.  In addition, Mr. Studdard received options to purchase 50,000 shares of our common stock which vest quarterly over four years.  Mr. Hull received 25,000 shares of restricted common stock vesting over four years.

          Each of the agreements also prohibits the employee from competing with us with respect to any business that is engaged in selling brand name baby, toddler, kids or maternity products, for the period of employment and for three years thereafter. The agreements also prohibit the employees from soliciting our customers to divert their business away from us or soliciting our employees or independent contractors to work for a business that competes with us, or for our suppliers, for the period of his or her employment and for three years thereafter.

          The agreements provide that if (1) a change of control (as described below) occurs, (2) such change of control results in a decrease in the employee’s compensation, responsibilities or position, such that the employee cannot in good faith continue to fulfill his or her job responsibilities (as determined by the employee in his/her sole discretion during the six month period following the change of control), and (3) the change of control did not occur due to the employee’s intentional bulk sale of his or her shares of our common stock, then the employee has the right to terminate his or her employment agreement and receive in one lump sum a payment equivalent to his or her accrued salary and benefits plus a severance benefit equal to one-twelfth of his or her then base salary with an additional one-twelfth of his or her then base salary for each full calendar year that the employment agreement and any extension thereof shall have been in effect and any applicable expense reimbursements. A “change of control” generally means a merger or other change in corporate structure after which the majority of our capital stock is no longer held by the shareholders who held such shares prior to the change of control, a sale of substantially all of our assets to a non-subsidiary purchaser or a reorganization merger or consolidation in which we or a subsidiary is not the surviving corporation.

          The following table describes potential payments to the Named Executive Officers at, following or in connection with any termination of their employment with the Company, including, without limitation, as a result of resignation, severance, retirement or a change in control of the Company or material changes in the Named Executive Officer’s responsibilities or status at the Company:

		Before Change in Control	After Change in Control

Name	Benefit	Termination w/o Cause or Good Reason	Termination w/o Cause or Good Reason	Voluntary Termination	Death	Disability	Change in Control

John C. Textor	Up to one half of annual salary	Yes	Yes	No	No	No	Yes
Jonathan Teaford	Up to one half of annual salary	Yes	Yes	No	No	No	Yes
Stuart Goffman	None	No	No	No	No	No	No
Robert Brown	None	No	No	No	No	No	No
Georgianne Brown	Up to one half of annual salary	Yes	Yes	No	No	No	Yes
John Studdard	Up to one half of annual salary	Yes	Yes	No	No	No	Yes
Michael R. Hull	Up to one half of annual salary	Yes	Yes	No	No	No	Yes

Compensation of Directors

          The following table provides a summary of compensation paid to the Company’s non-employee directors during the year ended December 31, 2006:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Carl Stork	$8,500	—	—	—	—	—	$8,500
John Nichols	$9,500	—	—	—	—	—	$9,500
Curtis Gimson	$9,500	—	—	—	—	—	$9,500
Bethel Gottlieb	$7,000	—	—	—	—	—	$7,000

Compensation Committee Interlocks and Insider Participation

           During the fiscal year ended December 31, 2006, the Compensation Committee of the Board of Directors of the Company was comprised of Bethel G. Gottlieb, John Nichols, and Curtis Gimson, who served as Chairman. No other disclosures concerning any such member of the Compensation Committee are required to be included under this caption in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE REPORT

          The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

          The members of the Compensation Committee of the Company’s Board of Directors have reviewed and discussed the Compensation Discussion and Analysis appearing in this Annual Report on Form 10-K with management, and based upon such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee
Curtis Gimson
Bethel G. Gottlieb
John Nichols

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 20, 2007 by:

•	each person known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares of our common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

          Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 20, 2007, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

          Applicable percentage ownership in the following table is based on 5,686,470 shares of Common Stock outstanding as of March 20, 2007. Unless otherwise indicated, the address where each of the shareholders in the table below may be contacted is c/o BabyUniverse, Inc., 150 South US Highway One, Suite 500, Jupiter, Florida 33477.

Name	Number of Shares Beneficially Owned	Percent of Common Stock

5% Shareholders
Wyndcrest BabyUniverse Holdings II, LLC	579,458	10.2%
Wyndcrest BabyUniverse Holdings III, LLC	1,209,006	21.3%
Richard H. Pickup (1)	657,500	11.6%
Executive Officers and Directors
John C. Textor (2) (3)	2,070,525	36.4%
Stuart Goffman (4)	367,933	6.5%
Jonathan Teaford (3) (5)	78,028	1.4%
Robert Brown (6)	17,444	0.3%
Georgianne K. Brown (7)	10,556	0.2%
Curtis Gimson (8)	21,361	0.4%
Bethel G. Gottlieb (8)	16,361	0.3%
John Nichols (9)	52,124	0.9%
Carl Stork (10)	52,124	0.9%
John Studdard (11)	16,666	0.3%
All current or former directors and executive officers as a group (11 persons)	2,862,206	47.0%

(1)	As reflected in Amendment No. 1 to a Schedule 13D filed on February 14, 2007; Mr. Pickup’s address, as reflected therein, is 2321 Alcova Ridge Dr., Las Vegas, Nevada, 89134.
(2)

Includes 28,460 shares owned by Wyndcrest BabyUniverse Holdings, LLC, 579,458 shares owned by Wyndcrest BabyUniverse Holdings II, LLC and 1,209,006 shares owned by Wyndcrest BabyUniverse Holdings III, LLC.  John C. Textor holds sole investment and voting power over the shares held by the Wyndcrest entities, except as affected by the Voting Agreement refernced in Footnote (3) below.

(3)

All of these shares are covered by a Voting Agreement to which eToys Direct, Inc. and Mr. Textor and Mr. Teaford, among others, are party, which is described in the Company’s Current Report on Form 8-K filed on March 16, 2007.

(4)

5,000 of these shares are covered by a Voting Agreement to which eToys Direct, Inc. and Mr. Goffman, among others, are party, which is described in the Company’s Current Report on Form 8-K filed on March 16, 2007.

(5)

Although Mr. Teaford is affiliated with the Wyndcrest entities referred to in Footnote (2) above, he is not deemed to beneficially own shares held through such entities because he does not control the voting or disposition of such shares.

(6)	Excludes 33,778 shares of unvested restricted stock which are subject to time-based vesting restrictions.
(7)	Excludes 24,277 shares of unvested restricted stock which are subject to time-based vesting restrictions.
(8)	Excludes 16,361 shares of unvested restricted stock which are subject to time based vesting restrictions.
(9)	Includes 52,124 shares issuable under currently exercisable stock options.
(10)

Consists of 52,124 shares owned by Ciconia & Co. LLC.  Mr. Stork holds sole investment and voting power over the shares held by Ciconia & Co. LLC.  Although Mr. Stork is affiliated with the Wyndcrest entities referred to in footnote (2) above, he is not deemed to beneficially own shares held through such entities because he does not control the voting or disposition of such shares.

(11)	Includes 16,666 shares issuable under stock options exercisable within 60 days of March 20, 2007.

Equity Compensation Plan Information

          The following table sets forth information, as of December 31, 2006, with respect to our compensation plans under which Common Stock is or was authorized for issuance and is outstanding:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	104,248	(1)	$3.15	288,235
Equity compensation plans not approved by security holders	—		—	—

Total	104,248		$3.15	288,235

(1)	Excludes 177,221 shares of restricted stock subject to time-based vesting.

Change in Control

          In the event that the Company’s proposed merger with eToys Direct, Inc. is consummated, the Company will undergo a change of control, with the shareholders of eToys Direct, Inc. immediately prior to the consummation of the merger owning, in the aggregate, approximately two-thirds of the outstanding Common Stock immediately after such consummation.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

          On September 22, 2006, the Company closed on $2 million in new equity financing.  The equity financing was provided by affiliates of Wyndcrest Holdings, LLC, a company controlled by our Chairman and Chief Executive Officer John C. Textor.  In connection with the financing, the Company received aggregate proceeds of approximately $2 million, based on the issuance of 263,852 shares of our common stock priced at $7.58 per share, a 7.5% premium to the closing price on September 22, 2006.

          On December 29, 2006, the Company entered into a Loan Agreement (the “Lydian Loan Agreement”) with Lydian Private Bank, pursuant to which Lydian Private Bank provided a term loan of $2,000,000 to the Company (the “Lydian Loan”), evidenced by a Promissory Note in that principal amount dated December 29, 2006 (the “Lydian Note”). The Lydian Loan bears interest at a floating rate of interest equal to the base rate on corporate loans posted by at least 75% of the nation’s largest banks, known as the “Wall Street Journal Prime,” which interest is payable monthly beginning on February 1, 2007. The maturity date of the Lydian Loan is July 1, 2008, at which time all outstanding principal and accrued but unpaid interest thereunder must be repaid to Lydian Private Bank.

          As security for the Lydian Loan, Wyndcrest Baby Universe Holdings II, LLC, a Florida limited liability company, and Wyndcrest BabyUniverse Holdings III, LLC, a Florida limited liability company, each of which is controlled by Mr. Textor, pledged to Lydian Private Bank shares of our Common Stock held by them, which shares also serve as collateral under a loan previously extended to such pledgors by Lydian Private Bank. In addition, each such pledgor and Mr. Textor have executed a guaranty of the Lydian Loan in favor of Lydian Private Bank. The Lydian Loan Agreement and the Lydian Note contain customary events of default for facilities of this type; upon the occurrence of any such event of default, Lydian Private Bank shall be entitled to all rights and remedies available to it against the Company under law and the Lydian Loan Agreement and the Lydian Note, including, without limitation, the right to accelerate and demand immediate repayment of all sums due thereunder.

Director Independence

           Information relating to the independence of the members of our Board of Directors is presented in Item 10 of this Annual Report on Form 10-K under the caption “Independence of the Board”, and is incorporated into this Item 13 by this reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

          The aggregate fees billed by Singer Lewak Greenbaum & Goldstein LLP (“Singer Lewak”) for fiscal 2006 and 2005 for professional services rendered for the audit of our annual financial statements and for the review of the financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagement for those fiscal years were $198,980 and $113,307, respectively.

Audit Related Fees

          The aggregate fees billed by Singer Lewak for fiscal 2006 and 2005 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the audit of financial statements related to acquisition candidates, and other than those services reported under “Audit Fees” above, for those fiscal years were $158,455 and $108,132, respectively.

Tax Fees

          The aggregate fees billed by Singer Lewak for fiscal 2006 and 2005 for professional services rendered for tax compliance, tax advice and tax planning were $24,494 and $4,798, respectively.

All Other Fees

          No fees were billed by Singer Lewak for fiscal 2006 and 2005, other than for the services described above under “Audit Fees,” “Audit Related Fees” and “Tax Fees”.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

          The Audit Committee has a policy of considering and, if deemed appropriate, approving, on a case by case basis, any audit or permitted non-audit service proposed to be performed by Singer Lewak in advance of the performance of such service.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee has not implemented a policy or procedure which delegates the authority to approve, or pre-approve, audit or permitted non-audit services to be performed by Singer Lewak.  In connection with making any pre-approval decision, the Audit Committee must consider whether the provision of such permitted non-audit services by Singer Lewak is consistent with maintaining Singer Lewak’s status as our independent auditors.

          Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by Singer Lewak during fiscal year 2006, as described above.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

The following consolidated financial statements of BabyUniverse, Inc. and subsidiaries, Report of Singer Lewak Greenbaum & Goldstein LLP, independent registered public accounting firm, and Report of Lieberman & Associates, P.A., independent registered public accounting firm, are included in this report:

Page

Report of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm	F-2
Report of Lieberman & Associates, P.A., Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Stockholders’ Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

Exhibit Number	Description

2.1

Asset Purchase Agreement, dated as of January 13, 2006, among Poshbaby, Inc., Posh Tots, L.L.C., Karen Booth Adams and Michael Dru Adams (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on January 20, 2006

2.2

Asset Purchase Agreement, dated as of June 14, 2006, among Majestic Media, LLC, Grace Enterprises, L.L.C., and BabyUniverse, Inc. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 001-32577) filed by BabyUniverse, Inc. on August 14, 2006

3.1

Form of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (Registration No. 333-124395) filed by BabyUniverse, Inc. on April 28, 2005)

3.2	Form of Amended Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (Registration No. 333-124395) filed by BabyUniverse, Inc. on April 28, 2005)

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (Registration No. 333-124395) filed by BabyUniverse, Inc. on July 13, 2005).

4.2

Amendment to Common Stock Purchase Warrant, dated as of May 11, 2006, between BabyUniverse, Inc. and GunnAllen Financial, Inc. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-32577) filed by BabyUniverse, Inc. on May 15, 2006)

4.3

Senior Loan and Security Agreement, dated as of July 11, 2006, between BabyUniverse, Inc., and each of its subsidiaries, and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on July 14, 2006)

4.4

Warrant Agreement, dated as of July 11, 2006, between BabyUniverse, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on July 14, 2006)

10.1

BabyUniverse, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A (Registration No. 333-124395) filed by BabyUniverse, Inc. on April 28, 2005)

10.2

Loan Agreement, dated as of December 29, 2006, between BabyUniverse, Inc. and Lydian Private Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on January 5, 2007)

10.3

Promissory Note, dated as of December 29, 2006, issued by BabyUniverse, Inc. to Lydian Private Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on January 5, 2007)

10.4

Employment Contract, dated as of January 13, 2006, between Poshbaby, Inc., and Karen Booth Adams (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32577) filed by BabyUniverse, Inc. on May 15, 2006)

10.5

Employment Contract, dated as of January 13, 2006, between Poshbaby, Inc., and Andrea Edmunds (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-32577) filed by BabyUniverse, Inc. on May 15, 2006)

10.6

Employment Contract, dated as of January 13, 2006, between Poshbaby, Inc., and Susan Lindeman (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-32577) filed by BabyUniverse, Inc. on May 15, 2006)

10.7

Employment Contract, dated as of April 3, 2006, between BabyUniverse, Inc., and John Studdard (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32577) filed by BabyUniverse, Inc. on August 14, 2006)

10.8

Amendment No. 1, dated as of November 10, 2006, to the Employment Agreement, dated as of April 1, 2005, between John C. Textor and BabyUniverse, Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-32577) filed by BabyUniverse, Inc. on November 14, 2006)

10.9

Amendment No. 1, dated as of November 10, 2006, to the Employment Agreement, dated as of April 1, 2005, between Jonathan Teaford and BabyUniverse, Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-32577) filed by BabyUniverse, Inc. on November 14, 2006)

10.10

Amendment No. 1, dated as of November 10, 2006, to the Employment Agreement, dated as of July 11, 2005, between Georgianne Brown and BabyUniverse, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-32577) filed by BabyUniverse, Inc. on November 14, 2006)

10.11

Employment Contract, dated as of November 28, 2006, between BabyUniverse, Inc., and Michael R. Hull (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on December 4, 2006)

21.1	Subsidiaries of Registrant

23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm

23.2	Consent of Lieberman & Associates, P.A., Independent Registered Public Accounting Firm

31.1	Certification by John C. Textor, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Michael Hull, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by John C. Textor, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Michael Hull, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABYUNIVERSE, INC.

By:	/s/ JOHN C. TEXTOR

JOHN C. TEXTOR
Chief Executive Officer and Chairman of the Board of Directors

Date	April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. TEXTOR	Chief Executive Officer (Principal Executive Officer)	April 2, 2007
and Chairman of the Board of Directors
John C. Textor

/s/ MICHAEL HULL	Chief Financial Officer	April 2, 2007
(Principal Financial and Accounting Officer)
Michael Hull

/s/ STUART GOFFMAN	Director	April 2, 2007

Stuart Goffman

/s/ JONATHAN TEAFORD	Executive Vice President and Director	April 2, 2007

Jonathan Teaford

/s/ CURTIS S. GIMSON	Director	April 2, 2007

Curtis S. Gimson

/s/ BETHEL G. GOTTLIEB	Director	April 2, 2007

Bethel G. Gottlieb

/s/ JOHN NICHOLS	Director	April 2, 2007

John Nichols

/s/ CARL STORK	Director	April 2, 2007

Carl Stork

BABYUNIVERSE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors
BabyUniverse, Inc. and subsidiaries
Jupiter, Florida

We have audited the consolidated balance sheets of BabyUniverse, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BabyUniverse, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Los Angeles, California
March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BabyUniverse, Inc.
Ft. Lauderdale, Florida

          We have audited the accompanying consolidated statements of operations, shareholder’s deficit and cash flows of BabyUniverse, Inc. for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated statements of operations, shareholders’ deficit, and cash flows of BabyUniverse, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Lieberman & Associates, P.A.

Lieberman & Associates, P.A.
Ft. Lauderdale, Florida
June 13, 2005

BabyUniverse, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,

	2006	2005

Assets
Cash	$3,473,278	$9,925,806
Accounts Receivable	732,186	788,405
Inventory, Net	2,048,485	1,237,659
Prepaid Expenses	331,457	275,532

Total Current Assets	6,585,406	12,227,402
Fixed Assets - Net	1,936,740	666,793
Intangible Assets - Net	2,811,627	176,972
Deposits	137,760	45,644
Goodwill	18,832,041	6,620,057

Total Assets	$30,303,574	$19,736,868

Liabilities and Stockholders’ Equity (Deficit)
Accounts Payable	$4,664,107	$2,621,424
Accrued Expenses	501,704	519,613
Gift Certificate Liability	115,192	69,188
Notes and Capital Lease Payable - Current Portion	561,090	3,300
Deferred Revenue	787,758	358,064

Total Current Liabilities	6,629,851	3,571,589
Deferred Rent	189,542	15,543
Note and Capital Lease Payable - Long Term Portion	5,777,841	4,761

Total Liabilities	12,597,234	3,591,893
Stockholders’ Equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,686,470 and 5,125,203 shares issued and outstanding at December 31, 2006 and 2005, respectively	5,686	5,125
Additional Paid in Capital	23,943,189	19,592,369
Unearned Compensation	—	(553,684)
Accumulated Deficit	(6,242,535)	(2,898,835)

Total Stockholders’ Equity	17,706,340	16,144,975

Total Liabilities and Stockholders’ Equity	$30,303,574	$19,736,868

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,

	2006	2005	2004

Gross sales	$37,757,600	$24,512,026	$14,787,658
Less - discounts & returns	(2,207,902)	(809,571)	(521,028)

Net sales	35,549,698	23,702,455	14,266,630
Cost of goods sold	25,389,702	17,417,416	10,590,299

Gross profit	10,159,996	6,285,039	3,676,331

Operating expenses:
Advertising	4,652,486	3,491,656	1,927,836
Salaries and benefits	3,933,441	1,526,794	743,212
Share based compensation	232,048	65,842	—
Technology	269,254	196,151	52,850
Restructuring	538,019	—	—
General and administrative	4,926,136	1,646,716	732,577

Total operating expenses	14,551,384	6,927,159	3,456,475

Operating income (loss)	(4,391,388)	(642,120)	219,856
Other income (expense):
Interest income	155,701	178,676	1,205
Interest expense	(608,013)	(853)	—
Gain on early extinguishment of debt	1,500,000	—	—

Income (loss) before provision for income taxes	(3,343,700)	(464,297)	221,061
Provision for income taxes	—	28,000	—

Net income (loss)	$(3,343,700)	$(492,297)	$221,061

Earnings (loss) per common share:
Basic	$(0.62)	$(0.13)	$0.10
Diluted	$(0.62)	$(0.13)	$0.07
Weighted average common shares outstanding:
Basic	5,419,872	3,667,913	2,285,382
Diluted	6,106,369	4,142,075	2,999,169

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

Description	Shares	Amount	Additional Paid in Capital	Unearned Compensation	Accumulated Deficit	Total

December 31, 2003	2,284,934	2,285	1,935,756	—	(2,627,599)	(689,558)

Exercise of warrants	54,682	55	2,106	—	—	2,161
Net income - 2004	—	—	—	—	221,061	221,061

December 31, 2004	2,339,616	2,340	1,937,862	—	(2,406,538)	(466,336)

Exercise of stock options	688,446	687	201,411	—	—	202,098
Exercise of warrants	36,476	37	1,285	—	—	1,322
Grant of restricted stock	7,500	8	619,518	(553,684)	—	65,842
Initial public offering of common stock	2,000,000	2,000	16,341,101	—	—	16,343,101
Issuance of common stock - Dreamtime Baby acquisition	53,165	53	491,192	—	—	491,245
Net loss - 2005	—	—	—	—	(492,297)	(492,297)

December 31, 2005	5,125,203	$5,125	$19,592,369	$(553,684)	$(2,898,835)	$16,144,975

Reclassification of unearned compensation according to FAS123(R)	—	—	(553,684)	553,684	—	—
Initial public offering expenses	—	—	(14,742)	—	—	(14,742)
Issuance of common stock - Posh Tots acquisition	237,248	237	2,013,999	—	—	2,014,236
Issuance of warrants - Posh Tots acquisition	—	—	361,548	—	—	361,548
Share based compensation for employee stock options	—	—	130,007	—	—	130,007
Vesting of restricted stock	60,167	60	101,981	—	—	102,041
Issuance of warrants - Hercules Financing	—	—	322,231	—	—	322,231
Issuance of common stock for cash	263,852	264	1,989,480	—	—	1,989,744
Net loss- 2006	—	—	—	—	(3,343,700)	(3,343,700)

December 31, 2006	5,686,470	5,686	23,943,189	—	(6,242,535)	17,706,340

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2006	2005	2004

Operating activities:
Net income (loss)	$(3,343,700)	$(492,297)	$221,061
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	596,770	110,750	48,133
Share-based compensation	232,048	65,842	—
Gain on early exstinguishment of debt	(1,500,000)	—	—
Amortization of prepaid finance costs	132,616	8,061	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	43,892	(160,362)	(57,726)
(Increase) decrease in inventory	(704,710)	(630,279)	(257,281)
(Increase) decrease in prepaid expenses	(55,925)	(170,920)	(78,852)
(Increase) in deposits	(88,587)	(27,918)	(17,726)
Increase in accounts payable	1,997,224	838,578	665,658
Increase in accrued expenses	(181,859)	454,501	—
Increase (decrease) in gift certificate liability	15,550	14,254	12,620
(Decrease) in deferred revenue	(264,989)	(48,065)	57,626
Increase in deferred rent	173,999	15,543	4,999

Net cash provided by (used in) operating activities:	(2,947,671)	(22,312)	598,512

Investing activities:
Purchase of fixed assets	(1,572,776)	(509,070)	(210,403)
Cash paid in acquisition, net of cash received	(6,017,419)	(6,623,443)	—
Purchase of intangible assets	(184,257)	—	—
Cash received from purchase price adjustment	300,000	—	—

Net cash used in investing activities:	(7,474,452)	(7,132,513)	(210,403)

Financing activities:
Proceeds from exercise of options	—	202,098	—
Proceeds from exercise of warrants	—	1,321	2,160
Proceeds from (costs associated with) initial public offering of common stock, net	(14,742)	16,343,101	—
Repayment of employee loans	—	(79,124)	—
Repayment of note for Posh Tots purchase	(4,500,000)	—	—
Proceeds from Hercules Technology financing	5,000,000	—	—
Costs of Hercules Technology financing	(473,463)	—	—
Proceeds from Lydian Bank financing, nets	1,974,050	—	—
Proceeds from issuance of common stock, net	1,989,744	—	—

Net cash provided by financing activities:	3,969,595	16,467,396	2,160

Net (decrease) increase in Cash	(6,452,528)	9,312,571	390,269
Beginning Cash	9,925,806	613,235	222,966

Ending Cash	$3,473,278	$9,925,806	$613,235

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Description of the Company and Summary of Significant Accounting Policies

The Company

          BabyUniverse, Inc. (the “Company’’) is a leading Internet content, commerce and new media company in the pregnancy, baby and toddler marketplace. Through its Web sites, BabyUniverse.com and DreamtimeBaby.com, the Company is a leading online retailer of brand-name baby, toddler and maternity products in the United States. Through its Web sites PoshTots.com and PoshLiving.com, the Company has extended its offerings in the baby and toddler market as a leading online provider of luxury furnishings to the country’s most affluent female consumers. Through PoshCravings.com, ePregnancy.com and the recently-introduced, BabyTV.com, the Company has also established a widely recognized platform for the delivery of content and new media resources to a national audience of expectant parents.

          The Company was incorporated on October 15, 1997 under the laws of the State of Florida as Everything But The Baby, Inc.  On November 16, 2001 the Board of Directors changed the name of the corporation to BabyUniverse, Inc. Customer purchases are shipped directly from the Company’s warehouses, or are drop shipped directly to customers from the Company’s suppliers.  The Company operates on a calendar year basis.

          On September 13, 2005 the Company acquired 100% of the outstanding capital stock of Huta Duna, Inc., d/b/a DreamtimeBaby.com (“Dreamtime Baby”). The results of Dreamtime Baby’s operations have been included in the consolidated financial statements of the Company since that date.

          On January 13, 2006 the Company acquired, through a newly-created wholly-owned subsidiary, substantially all of the assets of PoshTots, LLC, a luxury online retailer of baby and children’s furnishings.  Through its primary website, www.PoshTots.com, the Richmond-based PoshTots, LLC has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers.  Beyond the baby and children’s segments, PoshTots recently extended its brand with the Fall 2005 introduction of a new website, www.PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers. In March 2006, Posh Tots introduced another new website, www.PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by Posh Tots.

Principles of Consolidation

          The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk

          The Company’s financial instruments that are exposed to concentration of credit risk are cash. Additionally, the Company maintains cash balances in bank deposit and money market accounts that, at times, may exceed federally insured limits.

Cash

          The Company considers cash in banks, commercial paper and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents.  The Company’s cash balance as of December 31, 2006 includes $260,000 held by a commercial bank in a certificate of deposit in support of the bank’s $250,000 purchase card credit facility extended to the Company. At December 31, 2006, the Company had cash of approximately $3.5 million.

Accounts Receivable

          The Company’s accounts receivable consist primarily of cash due from credit card companies for orders fulfilled prior to the receipt of funds. No allowance for doubtful accounts has been provided as of December 31, 2006 or 2005.

Inventory

          Inventory, which consists primarily of car seats, strollers, bedding, baby toys, learning tools and other small items available for sale, is accounted for using the first-in first-out (“FIFO”) method, and is valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each method of disposition. As of December 31, 2006, the Company has provided a reserve for inventory obsolescence of $49,000. There was no reserve for obsolescence at December 31, 2005.

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

          The Company capitalizes certain costs incurred in connection with the development of or obtaining internal use software in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs.

Long-Lived Assets

          The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 2006 and December 31, 2005 the Company determined there was no impairment.

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

Deferred Revenue

          Deferred revenue represents payments received from customers before products are shipped.

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

Advertising

          The Company’s marketing consists primarily of online advertising with a number of Internet providers, which includes portal advertising, search engine marketing and other programs designed to educate customers about the Company’s brands and products. All advertising costs are expensed as incurred.

Technology

          Technology costs are expensed as incurred, except in those circumstances where the costs are related to the development of internal use software and website development.  Per SOP 98-1 these costs are capitalized and depreciated over a 5-year period. During 2006, 2005 and 2004 the Company capitalized costs of approximately $205,388, $168,000 and $172,000, respectively.

Share-Based Compensation

          Effective with the Company’s current fiscal year that began on January 1, 2006, the Company adopted the accounting and disclosure provisions of Statement of Financial Accounting Standard SFAS No. 123(R), Share-Based Payment, which requires that new, modified and unvested share based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period.

          The Company adopted SFAS No. 123(R) using the modified prospective application transition method.  Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards at the date of adoption, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures.  As part of adopting the modified prospective approach during the transitional period, the Company considered the determination of a one-time cumulative effect adjustment for the portion of stock options granted prior to January 1, 2006 that had not vested.  However, as of January 1, 2006, no cumulative effect adjustment was required, because the requisite service had previously been fully rendered for outstanding awards, and because the Company accounted for the Plan under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, instead of SFAS No. 123.

          Prior to January 1, 2006, the Company had accounted for the Plan under APB Opinion No. 25 and its related interpretations, and adopted the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure.  SFAS No. 123 defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies were encouraged, but not required to adopt the fair value method of accounting for employee stock based transactions. Companies were also permitted to continue to account for such transactions under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, but were required to disclose in a note to the financial statements pro forma results as if the Company had applied SFAS No. 123.

          At December 31, 2005, the Company had a fixed stock option plan. The Company applied APB Opinion No. 25 and related Interpretations in accounting for its plan. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

	2006	2005	2004

Net income (loss), as reported	$(3,343,700)	$(492,297)	$221,061
Add: Stock-based compensation expense, as reported	232,048	65,842	—
Deduct: Stock-based compensation expense determined under fair-value-based method, net of tax	(232,048)	(88,858)	(22,216)

Pro forma net income (loss)	$(3,343,700)	$(515,313)	$198,845

Earnings (loss) per share
Basic - as reported	$(0.62)	$(0.13)	$0.10
Basic - pro forma	$(0.62)	$(0.13)	$0.09
Diluted - as reported			$0.07
Diluted - pro forma			$0.07

          For purposes of the pro forma disclosure above, the fair value of each option grant was estimated on the date of grant using the Minimum Value method prescribed for use by non-public companies pursuant to SFAS No. 123. The following assumptions were used in applying the Minimum Value method for 2004: no dividend yield; no volatility factor; risk-free interest rates for that ranged between 3.05% and 3.14%; and expected lives using the “simplified method” permitted by the SEC’s Staff Accounting Bulletin 107, issued March 29, 2005. For 2006 and  2005, the Company used an acceptable valuation method prescribed for use by public companies pursuant to SFAS No. 123. The following assumptions were used in 2006 and 2005, respectively, applying the fair value method: no dividend yield; volatility factor of 56% and 70%; risk-free interest rates that ranged between 3.69% and 4.46%; and expected lives using the “simplified method” permitted by the SEC’s Staff Accounting Bulletin 107.

          During the initial phase-in period, the effects of applying this SFAS No. 123 for the purpose of disclosing the pro forma effect on net income (loss) and earnings (loss) per share as reported are not likely to be representative of the effects on reported net income (loss) for future years, because options vest over several years and additional awards are generally made each year, and because the Company no longer used the Minimum Value method after 2004.

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

          As of December 31, 2006, an aggregate of 405,289 shares of common stock are reserved for issuance under the 2005 Stock Incentive Plan. Restricted stock grants and stock option grants were outstanding for an aggregate of 234,054 shares of stock, and 171,235 shares remained available for grant. In addition, there were outstanding options to purchase a total of 104,248 shares of our common stock, and 20,000 shares of restricted stock, which were granted outside of the 2005 Stock Incentive Plan.  Shares issued pursuant to the Stock Incentive Plan will be newly-issued and authorized shares of common stock, or treasury shares.

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

          For years ending December 31, 2006 and 2005 the Company reported a net loss. The diluted earnings per share is not presented for those periods since the effect is antidilutive.

Fair Value of Financial Instruments

          The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2006 and 2005, as a result of the relatively short maturity of these instruments. Notes and capital leases are reflected at fair value and are recorded net of the unamortized discount.

Recently Issued Accounting Standards

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

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that we have not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact SFAS 157 may have on our consolidated financial condition or results of operations.

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

          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. Retrospective application of this Statement is not permitted.  Management does not expect adoption of SFAS No. 158 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

Note 2 — Acquisitions

ePregnancy

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

Posh Tots

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

          Approximately $600,000 of the purchase price, related to repayment of the promissory note, was deposited into an escrow fund to secure possible claims related to the representations and warranties.  The escrow fund was subsequently distributed to the seller in August 2006, net of a post-closing working capital adjustment pursuant to the agreement. The difference between the purchase price and the fair value of the acquired net assets of Posh Tots of $12,071,917 was recorded as goodwill.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, January 13, 2006:

Current assets	$516,464
Property and equipment	60,974
Intangible assets	2,660,000
Goodwill	12,071,917

Total assets acquired	15,309,355
Current liabilities assumed	(934,546)

Net assets acquired	$14,374,809

          Of the $2,660,000 of acquired intangible assets, $2,200,000 was assigned to the Posh Tots trade name that has an indefinite life, $200,000 was assigned to customer list that has a useful life of 4 years, and $260,000 was assigned to catalogue and website content that has a useful life of 3 years.

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

DreamtimeBaby.com

          On September 13, 2005 BabyUniverse, Inc. acquired 100 percent of the outstanding common shares of privately-held Huta Duna, Inc.  The results of Huta Duna, Inc.’s operations have been included in the consolidated financial statements of the Company since that date.  Huta Duna, Inc. operates an e-commerce web site, DreamTimeBaby.com, an online retailer of brand name baby products.  Dreamtime Baby offers a broad selection of baby products, but it is primarily recognized for its focus on high quality baby bedding products.  As a result of the acquisition, BabyUniverse expects to benefit from Dreamtime Baby’s strong internet marketing practices and strong supplier relationships.  BabyUniverse also expects to reduce purchasing and shipping costs through economies of scale.

          The aggregate purchase price paid by BabyUniverse, inclusive of closing costs of approximately $206,226, was $7,096,871, including $6,399,400 of cash and 53,165 shares of BabyUniverse common stock with a fair value of $491,245.  The fair value of the 53,165 common shares issued was determined based on the 15-day closing price of BabyUniverse’s common stock as reported by the American Stock Exchange for the seven days prior to, the day of and the seven days following the acquisition date, which date coincided with the agreement and announcement of the transaction.  Approximately $650,000 of the purchase price was deposited into an escrow fund to secure possible claims related to the representations and warranties.  The escrow fund is eligible for release after twelve months.  The difference between the purchase price and the fair value of the acquired net assets of Dreamtime Baby of $6,620,057 was recorded as goodwill.

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

          The unaudited pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of BabyUniverse.

	Year Ended December 31,

	2005	2004

Gross sales	$30,430,496	$20,772,899
Net income	$475,875	$898,804
Earnings per common share:
Basic	$0.10	$0.21
Diluted	$0.10	$0.18
Weighted average common shares outstanding:
Basic	4,899,160	4,338,547
Diluted	5,361,377	5,052,338

Note 3 – Inventory

          Inventory, which consists primarily of car seats, strollers, bedding, furniture, baby toys, learning tools and other small items available for sale, is accounted for using the first-in first-out (“FIFO”) method and is valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each method of disposition. Reserves for obsolescence at December 31, 2006 and 2005 amounted to $49,000 and $0, respectively.

          We generally own and hold only a portion of the inventory needed to support our level of sales. Although we have continued to increase inventory of those items with lower risk based on higher demand and turnover, a significant portion of the products we offer is owned by our suppliers. This enables us to reduce some of the cost and risk associated with carrying a full inventory of the products we sell. Upon receipt of a customer order for a specific product that will be drop-shipped from a supplier, we simultaneously purchase that product from our supplier, who ships it directly to our customer. Since our inception, our business model has minimized inventory risk by maximizing the numbers of products we sell that are owned by others.

Note 4 — Goodwill

          Intangible assets with indefinite lives and goodwill are not amortized, but are tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

          On January 13, 2006, BabyUniverse acquired Posh Tots (See Note 2 – Acquisitions).  The following table sets forth goodwill, net, as of December 31, 2005 and 2006:

	December 31, 2005	Acquisition/ Adjustments	Impairment Losses	December 31, 2006

DreamtimeBaby	$6,620,057	$140,067	$—	$6,760,124
Posh Tots	—	12,071,917	—	12,071,917

	$6,620,057	$12,211,984	$—	$18,832,041

          During 2006, the Company recognized additional adjustments to the DreamtimeBaby goodwill of $140,067. These adjustments resulted from additional transaction costs for the DreamtimeBaby acquisition of approximately $43,000, as well as a settlement with the seller that reduced the post-closing working capital adjustment by $97,000. The Company also recognized an additional adjustment during 2006 to the Posh Tots goodwill resulting from a settlement with the seller that reduced the post-closing working capital adjustment by $142,705.

Note 5 — Intangible Assets

          BabyUniverse reviews for the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

          Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to five years, unless they were determined to be subject to indefinite lives.  The following table sets forth the components of intangible assets as of December 31, 2006:

	Useful Life	Gross Carrying Amount	Acquisition	Accumulated Amortization	Net

Dreamtime Baby
Trade name	5 years	$140,000	$—	$(36,167)	$103,833
Non-competition Agreement	3 years	50,000	—	(21,527)	28,473

		190,000	—	$(57,694)	132,306

Posh Tots
Trade name	Indefinite	—	2,200,000	—	2,200,000
Customer list	4 years	—	260,000	(66,667)	193,333
Contents of catalogue / website	3 years	—	200,000	(65,000)	135,000

		—	2,660,000	(131,667)	2,528,333

ePregnancy	3 years	—	184,257	(33,269)	150,988

Total Intangible Assets		$190,000	$2,844,257	$(222,630)	$2,811,627

          Amortization expense for the twelve month period ended December 31, 2006 was $209,602.  Estimated amortization expense for the twelve months ending December 31 is as follows:

2007	237,752
2008	232,891
2009	121,150
2010	19,834

Total	$611,627

Note 6 — Fixed Assets

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

	2006	2005	Estimated Useful Life

Software	$1,674,993	$683,730	5 yrs
Computers and peripherals	607,944	188,179	3 - 5 yrs
Telephone equipment	83,668	33,524	3 yrs
Furniture	337,812	30,652	5 - 7 yrs
Equipment	188,348	33,444	5 - 7 yrs
Leasehold improvements	68,183	9,712

Total	2,960,948	979,241
Less: Accumulated depreciation and amortization	1,024,208	312,448

Net fixed assets	$1,936,740	$666,793

All of the Company’s fixed assets have been pledged as security for the Hercules Technology note payable, see Note 8.

Note 7 — Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses consist of the following:

	December 31,

	2006	2005

Accounts payable	$4,539,560	$2,621,424
Accrued inventory purchases	9,398	153,023
Accrued accounting fees	120,000	85,000
Accrued payroll and benefits	119,447	53,305
Accrued credit card fees	44,773	47,082
Accrued customer refunds	68,370	34,964
Accrued taxes	6,391	26,739
Other accrued expenses	257,872	119,500

Total accounts payable and accrued expenses	$5,165,811	$3,141,037

Note 8 – Notes and Capital Lease Payables

          Notes and capital leases outstanding at December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005

Note payable, prime rate plus 2.35% (10.6%), due July 2009	$5,000,000	$—
Note payable, at prime (8.25%), due July 2008	2,000,000	—
Unamortized debt discount and finance costs associated with note payable	(689,029)	—
Capital leases	27,960	8,061

Total debt	6,338,931	8,061
Less short-term debt and current maturities	(561,090)	(3,300)

Total Note and Capital Lease Payables - long-term	$5,777,841	$4,761

Hercules Note

          On July 11, 2006, the Company completed a $5.0 million debt financing transaction with Hercules Technology Growth Capital, Inc. Proceeds from the financing were used primarily to refinance the Company’s existing debt, thereby enabling the Company to realize a negotiated $1.5 million discount on the $6.0 million note.  The pre-payment and principal reduction in the note payable of $1.5 million was recognized in other income and expense as a gain on early extinguishment of debt in accordance with the accounting treatment prescribed by Accounting Principles Board Opinion 26, Early Extinguishment of Debt, and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The Company previously stated in its Form 10-Q for the quarter ended June 30, 2006 (Note 9 – Subsequent Event) that, “The pre-payment and principal reduction in the note payable subsequent to June 30, 2006 will reduce the Company’s goodwill amount related to the Posh Tots acquisition by $1.5 million.” This initial determination as to the proposed accounting treatment was based on limited consideration at that time of the relevant accounting pronouncements applicable to the underlying facts of this transaction. Based on subsequent review and consideration, the Company believes that SFAS 141, “Business Combinations”,  is not relevant to the essential facts of this transaction.

          The Senior Loan and Agreement (“Loan” or “Loan Agreement”) is for a term of 36 months, at an interest rate equal to the prime interest rate plus 2.35%. The Loan Agreement allows for interest-only payments for 12 months, with principal and interest payments due monthly thereafter. The interest-only period and the term of the Loan may be extended up to six months based on meeting certain financial tests. The Loan is secured by a perfected first priority security interest in all of the Company’s tangible and intangible assets and requires compliance with certain financial covenants, including a current ratio requirement, by which the Company must maintain a current ratio of at least .85 for the quarter ending September 30, 2006, at least .90 for the quarter ending December 31, 2006, and at least 1.0 for each subsequent calendar quarter thereafter. The Company was in compliance with all covenants as of December 31, 2006. (See PART II, OTHER INFORMATION - Item 1A., Risk Factors, for further information.)

          In conjunction with the Loan Agreement, the Company issued a warrant to Hercules Technology Growth Capital, Inc. to purchase 91,912 shares of common stock of the Company at an exercise price of $8.16 per share. The warrant vested immediately upon execution of the Loan Agreement and is exercisable for seven years. The Company has evaluated the warrants under the provisions of EITF 00-19 and has determined that it qualifies for equity treatment. Therefore, the pro-rata fair value of the warrant as of July 11, 2006 of $333,034 was classified as debt discount and is being amortized over the 36-month term of the Loan in accordance with Accounting Principles Board Opinion No. 14.

Lydian Note

          On December 29, 2006, BabyUniverse, Inc. entered into a Loan Agreement (the “Lydian Loan Agreement”) with Lydian Private Bank, pursuant to which Lydian Private Bank provided a term loan of $2,000,000 to the Company (the “Lydian Loan”), evidenced by a Promissory Note in that principal amount dated December 29, 2006 (the “Lydian Note”). The Lydian Loan bears interest at a floating rate of interest equal to the base rate on corporate loans posted by at least 75% of the nation’s largest banks, known as the “Wall Street Journal Prime,” which interest is payable monthly beginning on February 1, 2007. The maturity date of the Lydian Loan is July 1, 2008, at which time all outstanding principal and accrued but unpaid interest thereunder must be repaid to Lydian Private Bank.

          As security for the Lydian Loan, Wyndcrest BabyUniverse Holdings II, LLC, a Florida limited liability company, and Wyndcrest BabyUniverse Holdings III, LLC, a Florida limited liability company, each of which is controlled by John C. Textor, the Company’s Chairman and Chief Executive Officer, pledged to Lydian Private Bank shares of the Company’s Common Stock held by them, which shares also serve as collateral under a loan previously extended to such pledgors by Lydian Private Bank. In addition, each such pledgor and Mr. Textor have executed a guaranty of the Lydian Loan in favor of Lydian Private Bank. The Lydian Loan Agreement and the Lydian Note contain customary events of default for facilities of this type; upon the occurrence of any such event of default, Lydian Private Bank shall be entitled to all rights and remedies available to it against the Company under law and the Lydian Loan Agreement and the Lydian Note, including, without limitation, the right to accelerate and demand immediate repayment of all sums due thereunder.

Note 9 — Stockholders’ Equity (Deficit)

          In October 2004 the Board of Directors authorized the grant of options to purchase 156,372 shares of common stock to three members of the Board of Advisors. One-third of the options vests 4 months from the grant date and the balance vests in equal shares on the following two anniversaries of the grant date. On April 27, 2005 the vesting of all options were accelerated. The options must be exercised within ten years from the grant date. The exercise price of each option is $1.27 per share.

          On January 18, 2005, the Board of Directors authorized the grant of options to purchase 52,124 shares of common stock to a member of the Board of Directors. One-third of the options vested 4 months from the grant date and the balance vests in equal shares on the following two anniversaries of the grant date. On April 27, 2005 the vesting of all options were accelerated. The options must be exercised within ten years from the grant date. The exercise price of each option is $6.25 per share.

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

          The warrant to purchase 130,000 shares of the Company’s common stock is initially exercisable by the underwriters on or after February 5, 2006 and until the close of business on August 2, 2010 at a purchase price of $11.875 per share.  The holders may require the Company to convert the value of this warrant into shares of common stock through a cashless exercise option, in lieu of the payment by the holders of the exercise price.  The value of the cashless exercise option would be determined by the excess of the current market price on the exercise date over the exercise price of the shares of common stock. The value so determined would be converted to equivalent shares of common stock by dividing it by the current market price of the common stock on the exercise date.  The warrant also contains certain anti-dilution privileges for stock splits, acquisitions, and other restructurings; allows the holder at any time after the exercise date to request the company to file a registration statement for the underlying shares and perform certain other registration related activities as required; provides for certain payments to the holder in the event of delays with respect to the filing of a requested registration statement; and entitles the holder to unlimited “piggyback” registration rights. The Company has evaluated the warrants under the provisions of EITF 00-19 and has determined that it qualifies for equity treatment.

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

          On January 13, 2006, we granted options to purchase 50,000 shares of common stock to officers of Posh Tots LLC in connection with the Company’s purchase of the assets of Posh Tots LLC.   These options bore an exercise price of $8.10, the closing price on the date of the grant, vested over a two year period and were toexpire after 25 months.  Subsequent to January 13, 2006, 30,000 options were cancelled in connection with one officer terminating employment with the Company.

          On January 13, 2006, we granted options to purchase 75,000 shares of common stock to employees of Posh Tots LLC in connection with the Company’s purchase of the assets of Posh Tots LLC.   These options bore an exercise price of $8.10, the closing price on the date of the grant, vested over a three year period and expire after 37 months.  Subsequent to January 13, 2006, 15,000 options were cancelled in connection three employees terminating employment with the Company.

          On April 3, 2006, the Company granted options to purchase 50,000 shares of common stock to a key employee related to the development and implementation of the BabyTV new media concept.  These options bear an exercise price of $9.86, the closing price on the date of the grant, vest quarterly over a four year period and expire after 48 months.

          On November 16, 2006, the Company granted options to purchase 2,000 shares of common stock, to an employee.  These options bear an exercise price of $6.84, the closing price on the date of the grant, 500 options vested immediately, and the remaining shares vest over two years.  These options expire in 25 months.

          On December 11, 2006, the Company granted 25,000 restricted shares of the Company’s common stock to an employee.  These shares vest over a four year period.

Note 10 – Operational Reorganization and Restructuring

          During the first quarter of 2006, the Company initiated a multi-faceted reorganization and restructuring plan (the “Plan”), which was essentially completed during the second quarter of 2006. The objectives of the Plan were to (1) integrate the business operations of two recent acquisitions with the BabyUniverse e-commerce business in order to achieve greater efficiency, and (2) benefit from certain business strengths and best practices of the acquired organizations. The Plan was comprised of the following specific elements:

•	Open the Company’s new distribution center in 23,000 square feet of leased space in Las Vegas in January 2006.

•	Implement a new warehouse management system for the Las Vegas distribution center by late March 2006.

•	Relocate DreamtimeBaby’s business operations and inventory from its Los Angeles-area headquarters to the Las Vegas distribution center by late March 2006.

•	Relocate the BabyUniverse inventory and distribution activities from its Fort Lauderdale warehouse to the Las Vegas distribution center during February 2006.

•	Restructure the BabyUniverse e-commerce business operations by consolidating certain activities within the Posh Tots’ management organization in Richmond during May 2006.

•

Reorganize and consolidate the senior management organization in corporate offices in Jupiter, Florida during June 2006. The corporate offices house the Company’s executive management organization and certain corporate services including strategic planning, finance, technology, logistics and new media development.

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

•

We ceased using leased space for our offices and warehouse in Fort Lauderdale, Florida during the second quarter of 2006. We recognized a liability of $72,752 during the quarter ended June 30, 2006, which represents the fair value of the lease costs that will continue to be incurred under the lease, net of sub-lease opportunities, for its remaining term through May 2008.

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

Note 11 — Stock Option Plan

          The Company’s 2001 Stock Award Plan was amended and restated in April 2005 by our board of directors and shareholders and renamed the “BabyUniverse 2005 Stock Incentive Plan” (Plan) under which officers, key employees, and non-employee directors may be granted options to purchase shares of the Company’s authorized but un-issued common stock. Under the Plan, the exercise price of each option equals the market price of the stock on the date of grant, the graded vesting period generally ranges between two and five years, and the contractual term ranges between two and ten years. See Accounting for Stock Based Compensation in Note 1 — Description of the Company and Summary of Significant Accounting Policies.

          The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model.  The Company uses an estimated forfeiture rate of 0% due to limited experience with historical employee forfeitures.  The Black-Scholes option pricing model also requires assumptions for risk free interest rates, dividend rate, stock volatility and expected life of an option grant.  The risk free interest rates used ranged between 4.2% and 4.84% and were based on the U.S. Treasury Bill rate for maturities consistent with the expected life of the options which ranged between 1 to 3 years.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor used of 56% was based on a peer group analysis of the stock market prices for eight comparable companies determined by the Company.  Expected life is determined using the “simplified method” permitted by the SEC’s Staff Accounting Bulletin 107, since the Company does not have sufficient historical experience.  The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

          The following table summarizes information about stock option transactions for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004

	Shares	Weighted- Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	104,248	$3.76	777,046	$0 .35	675,356	$0.10
Granted	177,000	$8.58	52,124	6.25	156,372	1.27
Exercised	-0-	-0-	(724,922)	0.28	(54,682)	0.04
Forfeited	(45,000)	$8.10	-0-	-0-	-0-	-0-

Outstanding at end of year	236,248	$6.55	104,248	$3.76	777,046	$0.35

Options exercisable at year end	113,082	$4.22	104,248	$3.76	633,368	$0.15
Weighted-average fair value of options granted during the year		$3.03		$1.73		$0.26

          As of December 31, 2006, the aggregate intrinsic value of outstanding options was $729,062.

          The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted-Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/06	Weighted Average Exercise Price

$0.01 to $3.50	52,124	7.76	$1.27	52,124	$1.27
$3.51 to $7.00	54,124	7.82	$6.34	52,624	$6.27
$7.01 to $9.86	130,000	2.02	$8.78	8,333	$9.86

           The Company recorded $130,007 of compensation expense for employee stock options during the year ended December 31, 2006.   At December 31, 2006 there was a total of $295,955 of unrecognized compensation costs related to non-vested stock options issued under the plan and $234,643 of unrecognized compensation expense related to unvested restricted stock issued under the 2005 Plan.

          During 2006, the Company granted an additional 25,000 of restricted shares under the 2005 Stock Incentive Plan, and 60,167 restricted shares vested.  As such, at December 31, 2006 there are 102,054 unvested resticted shares.

          As of December 31, 2006, an aggregate of 405,289 shares of common stock are reserved for issuance under the 2005 Stock Incentive Plan. Restricted stock grants and stock option grants were outstanding for an aggregate of 234,054 shares of stock, and 171,235 shares remained available for grant. In addition, there were outstanding options to purchase a total of 104,248 shares of our common stock, and 20,000 shares of restricted stock, which were granted outside of the 2005 Stock Incentive Plan.  Shares issued pursuant to the Stock Incentive Plan will be newly-issued and authorized shares of common stock, or treasury shares.

Note 12 — Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,

	2006		2005

	Current	Non-Current	Current	Non-Current

Deferred tax assets:
Net operating loss carryforwards	$2,743,018	$—	$1,212,200	$—
State income tax	—	25,143	13,888	6,651
Accrued expenses	154,759	—	24,499	—
Other	67,154	—	26,008	—

Total net deferred tax assets	2,964,931	25,143	1,276,595	6,651
Deferred tax liabilities:
Depreciation and amortization	—	493,001	19,135	113,490
State income tax	149,251	—	66,082	—

Total deferred tax liabilities	149,251	493,001	85,217	113,490

Net deferred tax assets	2,815,680	(467,858)	1,191,378	(106,839)
Valuation allowance	2,815,680	(467,858)	1,193,445	(95,283)

Total net deferred tax assets	$—	$—	$(2,067)	$(11,556)

           Net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such benefit. At December 31, 2006, the Company had net operating loss carryforwards of approximately $6.9 million for federal and $6.8 million for state tax purposes which are set to expire in various years through 2026.

          The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,

	2006		2005		2004

Income taxes (benefit) at federal statutory rate (34%)	$(1,136,858)	34.0%	$(157,861)	34.0%	$75,161	34.0%
State income taxes, net of federal benefit	(148,172)	4.4%	(20,536)	4.4%	8,258	3.5%
Expenses not deductible for U.S. tax purposes	49,320	-1.5%	(122,487)	26.4%	2,183	-0.8%
Change in valuation allowances and other	1,235,709	-36.9%	328,884	-70.8%	(85,602)	-36.8%

Provision for income taxes	$—	0.0%	$28,000	-6.0%	$—	0.0%

Note 13 — Commitments and Contingencies

Commitments

The Company leases office and warehouse space as follows:

•	We lease approximately 9,700 square feet of office space in Jupiter, Florida for our corporate headquarters. The lease commenced on April 1, 2006 for a 5-year and 9-month term.

•

We lease 9,800 square feet of office and warehouse space in Ft. Lauderdale, Florida that previously served as our corporate headquarters and distribution center under a lease that expires in May 2008.  In June, 2006 the Company entered into a sublease agreement for this space under which the Company is to receive average monthly rents of approximately $9,300 through May 2008

•

We lease approximately 23,000 square feet of warehouse space for our distribution center in Las Vegas, Nevada under the terms of a 5-year lease beginning December 15, 2005 and terminating December 14, 2010.

•	We leased approximately 4,000 square feet of office and warehouse space for our Dreamtime Baby business in Culver City, California under a lease that expired on March 31, 2006.

•

We leased approximately 7,625 square feet of office and warehouse space for the Posh Tots headquarters in Glen Allen, Virginia under a lease that expired on August 31, 2006. On February 28, 2006 we signed a lease for approximately 12,000 square feet of office and warehouse space to replace the existing headquarters space.

          Rent expense charged to operations under these operating leases was $667,972, $150,796 and $79,023 for the years ended December 31, 2006, 2005 and 2004, respectively.

          Future lease obligations for the years ending December 31 are as follows:

	Operating Leases	Capital Leases

2007	$565,290	$7,558
2008	600,467	5,090
2009	594,877	4,360
2010	607,591	4,263
2011	464,715	4,263
Thereafter	310,182	2,426

Total	$3,234,122	$27,960

          Capital leases consist of office and warehouse equipment with capitalized amounts of $39,727 and $15,697 for the years ended December 31, 2006 and 2005, respectively.

Litigation

          The Company is engaged in legal actions that arise from time to time in the normal course of business.  The Company believes that the ultimate outcome of these actions will not have a material impact on its financial position, results of operations or cash flows.

Sales Tax

          Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the states of Florida, Nevada and  Virginia from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside the states of Florida, Nevada and  Virginia could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than Florida, Nevada and Virginia. An unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows in a particular period.

Note 14 — Earnings (Loss) Per Share

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

          The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,

	2006	2005	2004

Net income (loss)	$(3,343,700)	$(492,297)	$221,061
Weighted average common shares outstanding	5,419,872	3,667,913	2,285,382
Basic earnings (loss) per common share	$(0.62)	$(0.13)	$0.10
Dilutive effect of stock options and warrants	—	—	713,787
Common stock and common stock equivalents	5,419,872	3,667,913	2,999,169
Diluted earnings (loss) per share	$(0.62)	$(0.13)	$0.07

          The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings (loss) per share would have been antidilutive:

	Year Ended December 31,

	2006	2005	2004

Dilutive effect of stock options and warrants	686,497	474,162	713,787

Note 15 — Segment Information

          The Company operates in a single business segment as a leading online retailer and content provider of baby, toddler and maternity products and information through several online websites.

Note 16 — Quarterly Results

          The following tables contain selected unaudited statement of operations information for each quarter of 2006, 2005, and 2004. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results were as follows:

	Year Ended December 31, 2006

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$8,681.2	$8,875.3	$8,524.9	$9,467.8
Gross profit	2,176.6	2,673.6	2,355.2	2,954.5
Income (loss) before income taxes	(2,044.7)	72.9	(1,218.3)	(175.7)
Provision (benefit) for income taxes	0.0	(30)	(13.0)	21.0
Net income (loss)	(2,044.7)	102.9	(1,205.3)	(196.7)
Earnings (loss) per common share:
Basic	(0.36)	0.02	(0.23)	(0.04)
Diluted	(0.36)	0.02	(0.23)	(0.04)

	Year Ended December 31, 2005

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$8,169.6	$5,717.2	$5,284.1	$4,535.6
Gross profit	2,457.0	1,498.7	1,285.4	1,048.1
Income (loss) before income taxes	80.3	(125.3)	(322.1)	(97.1)
Provision for income taxes	(28.0)	—	—	—
Net income (loss)	52.3	(125.3)	(322.1)	(97.1)
Earnings (loss) per common share:
Basic	$0.01	$(0.03)	$(0.11)	$(0.04)
Diluted	$0.01	$(0.03)	$(0.11)	$(0.04)

	Year Ended December 31, 2004

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$4,531.6	$3,864.9	$2,767.8	$3,112.3
Gross profit	1,218.5	937.0	658.7	872.1
Income (loss) before income taxes	129.0	45.1	(72.4)	119.4
Provision for income taxes	—	—	—	—
Net income (loss)	129.0	45.1	(72.4)	119.4
Earnings (loss) per common share:
Basic	$0.06	$0.02	$(0.03)	$0.05
Diluted	$0.04	$0.02	$(0.03)	$0.04

The sum of quarterly basic and diluted per share amounts may not equal per share amounts reported for year ended periods.  This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

Note 17 — Transactions With Related Parties

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

          The shares of the common stock issued in the private placement were not registered under the Securities Act of 1933, pursuant to the exemption provided in Section 4(2), and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements. BabyUniverse filed a Registration Statement on Form S-3 (No. 333-139712) on December 28, 2006 covering registration of the common stock acquired by the investors pursuant to the private plaement.

          On December 29, 2006, BabyUniverse, Inc. entered into a Loan Agreement (the “Lydian Loan Agreement”) with Lydian Private Bank, pursuant to which Lydian Private Bank provided a term loan of $2,000,000 to the Company (the “Lydian Loan”), evidenced by a Promissory Note in that principal amount dated December 29, 2006 (the “Lydian Note”). The Lydian Loan bears interest at a floating rate of interest equal to the base rate on corporate loans posted by at least 75% of the nation’s largest banks, known as the “Wall Street Journal Prime,” which interest is payable monthly beginning on February 1, 2007. The maturity date of the Lydian Loan is July 1, 2008, at which time all outstanding principal and accrued but unpaid interest thereunder must be repaid to Lydian Private Bank.

          As security for the Lydian Loan, Wyndcrest Baby Universe Holdings II, LLC, a Florida limited liability company, and Wyndcrest BabyUniverse Holdings III, LLC, a Florida limited liability company, each of which is controlled by John C. Textor, the Company’s Chairman and Chief Executive Officer, pledged to Lydian Private Bank shares of the Company’s Common Stock held by them, which shares also serve as collateral under a loan previously extended to such pledgors by Lydian Private Bank. In addition, each such pledgor and Mr. Textor have executed a guaranty of the Lydian Loan in favor of Lydian Private Bank. The Lydian Loan Agreement and the Lydian Note contain customary events of default for facilities of this type; upon the occurrence of any such event of default, Lydian Private Bank shall be entitled to all rights and remedies available to it against the Company under law and the Lydian Loan Agreement and the Lydian Note, including, without limitation, the right to accelerate and demand immediate repayment of all sums due thereunder.

Note 18 — Subsequent Events

Strategic Alternatives

          On August 14, 2006, BabyUniverse announced that its Board of Directors decided to begin a process to explore strategic alternatives to enhance shareholder value including, but not limited to, the acquisition of a substantial private company, the acquisition of a complementary public company or a potential sale of the Company. On October 5, 2006, the Company announced that it had retained Banc of America Securities LLC as its financial advisor.  There can be no assurance that a transaction will result from this process and the Company does not intend to disclose developments regarding its exploration unless and until the Company’s Board of Directors has approved a specific transaction.

          On March 13, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with eToys Direct, Inc. (“eToys Direct”), an e-commerce and direct marketer of toys and other youth-related products.  Under the terms of the Merger Agreement, which has been approved by the Company’s Board of Directors, the Company will exchange shares of its Common Stock, par value $0.001 per share (the “Common Stock”), for all the outstanding shares of eToys Direct.  Immediately following the merger contemplated by the Merger Agreement (the “Merger”), BabyUniverse shareholders at the time immediately prior to the Merger will own approximately one-third, and eToys Direct shareholders at the time immediately prior to the Merger will own approximately two-thirds, of the outstanding Common Stock.

          The Company and eToys Direct have made customary representations, warranties and covenants to one another in the Merger Agreement.  Consummation of the Merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by the holders of the Common Stock, the repayment by the Company of all of its indebtedness for borrowed money outstanding as of the closing of the Merger, and the absence of any law or order prohibiting the consummation of the Merger. The Merger Agreement contains certain termination rights for both the Company and eToys Direct, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay eToys Direct a termination fee of $1,567,178, and reimburse eToys Direct for the expenses incurred by it in connection with the transaction in a maximum amount of $1,500,000.

Exhibit Index

21.1	Subsidiaries of Registrant

23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm

23.2	Consent of Lieberman & Associates, P.A., Independent Registered Public Accounting Firm

31.1	Certification by John C. Textor, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Michael Hull, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by John C. Textor, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Michael Hull, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1