Form 10-Q
period 2007-03-31
BABYUNIVERSE, INC.
filed 2007-05-15
CIK 1325118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of May 11, 2007, the registrant had 5,694,914 shares of common stock outstanding.

BabyUniverse, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

BabyUniverse, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006

Assets
Cash	$1,217,322	$3,473,278
Accounts Receivable	632,309	732,186
Inventory, Net	1,832,839	2,048,485
Prepaid Expenses	613,716	331,457

Total Current Assets	4,296,186	6,585,406
Fixed Assets - Net	2,011,242	1,936,740
Intangible Assets - Net	2,752,190	2,811,627
Deposits	142,640	137,760
Goodwill	18,832,041	18,832,041

Total Assets	$28,034,299	$30,303,574

Liabilities and Stockholders’ Equity
Accounts Payable	$4,154,782	$4,664,107
Accrued Expenses	304,102	501,704
Gift Certificate Liability	148,463	115,192
Note And Capital Lease Payables - Current Portion	1,083,020	561,090
Deferred Revenue	770,301	787,758

Total Current Liabilities	6,460,668	6,629,851
Deferred Rent	227,411	189,542
Note And Capital Lease Payables - Long Term Portion	5,324,495	5,777,841

Total Liabilities	12,012,574	12,597,234

Stockholders’ Equity
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,686,470 shares issued and outstanding at March 31, 2007 and December 31, 2006	5,686	5,686
Additional Paid in Capital	24,002,254	23,943,189
Accumulated Deficit	(7,986,215)	(6,242,535)
Total Stockholders’ Equity	16,021,725	17,706,340

Total Liabilities and Stockholders’ Equity	$28,034,299	$30,303,574

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
	2007	2006
Gross sales	$9,164,620	$9,997,810
Less - discounts & returns	(626,544)	(529,648)

Net sales	8,538,076	9,468,162
Cost of goods sold	6,085,533	6,513,621

Gross profit	2,452,543	2,954,541

Operating expenses:
Advertising	1,349,211	981,188
Salaries and benefits	1,218,005	793,050
Share-based compensation	50,779	38,032
Technology	67,257	88,484
Restructuring	-	116,585
General and administrative	1,292,621	1,049,005

Total operating expenses	3,977,873	3,066,344

Operating income (loss)	(1,525,330)	(111,803)
Other income (expense):
Interest income	31,229	47,293
Interest expense	(249,579)	(111,211)

Income (loss) before provision for income taxes	(1,743,680)	(175,721)
Provision for income taxes	-	21,000

Net income (loss)	$(1,743,680)	$(196,721)

Earnings (loss) per common share:
Basic	$(0.31)	$(0.04)
Diluted	$(0.31)	$(0.04)
Weighted average common shares outstanding:
Basic	5,686,470	5,296,308
Diluted	5,686,470	5,296,308

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

Description	Shares	Amount	Paid in Capital	Unearned Compensation	Accumulated Deficit	Total

December 31, 2006	5,686,470	$5,686	$23,943,189	-	($6,242,535)	$17,706,340

Vesting of restricted stock	-	-	22,832	-	-	22,832
Share based compensation for employee stock options			27,946	-	-	27,946

Options granted to a content provider	-	-	8,287	-	-	8,287

Net Loss - March 31, 2007	-	-	-	-	(1,743,680)	(1,743,680)

March 31, 2007	5,686,470	$5,686	$24,002,254	-	($7,986,215)	$16,021,725

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$(1,743,680)	$(196,721)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	193,651	101,882
Share-based compensation	50,779	38,032
Amortization of prepaid finance costs	70,405	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	99,877	(33,879)
(Increase) decrease in inventory	215,646	(531,544)
(Increase) decrease in prepaid expenses	(273,972)	30,264
(Increase) in deposits	(4,880)	(96,231)
Increase (decrease) in accounts payable	(509,325)	560,686
(Decrease) in accrued expenses	(197,602)	(31,777)
Increase (decrease) in gift certificate liability	33,271	(12,994)
Increase(decrease) in deferred revenue	(17,457)	434,785
Increase in deferred rent	37,869	2,493

Net cash provided by (used in) operating activities:	(2,045,418)	264,996

Investing activities:
Purchase of fixed assets	(208,716)	(603,335)
Cash paid in acquisition of Posh Tots, net of cash received	-	(5,991,144)

Net cash used in investing activities:	(208,716)	(6,594,479)

Financing activities:
Public offering costs	-	(14,742)
Decrease in capital lease	(1,822)	(786)

Net cash provided by financing activities:	(1,822)	(15,528)

Net (decrease) in Cash	(2,255,956)	(6,345,011)
Beginning Cash	3,473,278	9,925,806

Ending Cash	$1,217,322	$3,580,795

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Description of the Company and Summary of Significant Accounting Policies

The Company

BabyUniverse, Inc. (the “Company’’) is a leading Internet content, commerce and new media company in the pregnancy, baby and toddler marketplace. Through its websites, BabyUniverse.com and DreamtimeBaby.com, the Company is a leading online retailer of brand-name baby, toddler and maternity products in the United States. Through its websites, PoshTots.com and PoshLiving.com, the Company has extended its offerings in the baby and toddler market as a leading online provider of luxury furnishings to the country’s most affluent female consumers. Through its websites, PoshCravings.com, ePregnancy.com and the recently-introduced, BabyTV.com, the Company has also established a recognized platform for the delivery of content and new media resources to a national audience of expectant parents. Customer purchases are shipped directly from the Company’s warehouses, or are drop shipped directly to customers from the Company’s suppliers.

The Company was incorporated on October 15, 1997 under the laws of the State of Florida as Everything But The Baby, Inc. On November 16, 2001, the Company changed its name to BabyUniverse, Inc. The Company operates on a calendar year basis.

On September 13, 2005, the Company acquired 100% of the outstanding capital stock of Huta Duna, Inc., d/b/a DreamtimeBaby.com (“Dreamtime Baby”). The results of Dreamtime Baby’s operations have been included in the consolidated financial statements of the Company since that date.

On January 13, 2006, the Company acquired, through a newly-created wholly-owned subsidiary, substantially all of the assets of PoshTots, LLC, a luxury online retailer of baby and children’s furnishings. The results of operations of PoshTots have been included in the consolidated financial statements of the Company since that date. Through its primary website, www.PoshTots.com, the Richmond-based PoshTots, LLC has long been recognized as a leading online retailer of high-end, artisan-crafted furniture to this country’s most affluent new mothers. Beyond the baby and children’s segments, PoshTots extended its brand with the Fall 2005 introduction of www.PoshLiving.com, offering designer quality home furnishings to its existing and growing base of affluent, predominantly female, customers. In March 2006, PoshTots introduced another new website, www.PoshCravings.com, designed as a content driven initiative targeted at the affluent female customer base already developed by PoshTots.

Strategic Alternatives

On August 14, 2006, the Company announced that its Board of Directors decided to begin a process to explore strategic alternatives to enhance shareholder value including, but not limited to, the acquisition of a substantial private company, the acquisition of a complementary public company or a potential sale of the Company. On October 5, 2006, the Company announced that it had retained Banc of America Securities LLC as its financial advisor.

On March 13, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with eToys Direct, Inc. (“eToys Direct”), an e-commerce and direct marketer of toys and other youth-related products. Under the terms of the Merger Agreement, which has been approved by the Company’s Board of Directors and the Board of Directors of eToys Direct, the Company will exchange shares of its Common Stock, par value $0.001 per share (the “Common Stock”), for all the outstanding shares of eToys Direct. Immediately following the merger contemplated by the Merger Agreement (the “Merger”), the Company’s shareholders at the time immediately prior to the Merger will own approximately one-third, and eToys Direct shareholders at the time immediately prior to the Merger will own approximately two-thirds, of the outstanding Common Stock of the Company.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal recurring nature.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on other assumptions that it believes to be reasonable under the circumstances. However, estimates inherently relate to matters that are uncertain at the time the estimates are made, and are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk are cash. Additionally, the Company maintains cash balances in bank deposit and money market accounts that, at times, may exceed federally insured limits.

Cash

The Company considers cash in banks, commercial paper and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash. The Company’s cash balance as of March 31, 2007 includes $260,000 held by a commercial bank in a certificate of deposit in support of the bank’s $250,000 purchase card credit facility extended to the Company. At March 31, 2007, the Company had cash of approximately $1.2 million.

Accounts Receivable

The Company’s accounts receivable consist primarily of cash due from credit card companies for orders fulfilled prior to the receipt of funds. No allowance for doubtful accounts has been provided as of March 31, 2007 or December 31, 2006.

Inventory

Inventory, which consists primarily of car seats, strollers, bedding, baby toys, learning tools and other small items available for sale, is accounted for using the first-in first-out (“FIFO”) method, and is valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each method of disposition. As of March 31, 2007 and December 31, 2006, the Company has provided a reserve for inventory obsolescence of $0 and $49,000, respectively.

Prepaid Expenses

Prepaid expenses include amounts paid in advance for Directors and Officers liability insurance, acquisition costs and strategic initiative costs.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At March 31, 2007 and December 31, 2006 the Company determined there was no impairment.

Deposits

Deposits consist of security deposits for the lease of the Company’s office and warehouse facilities.

Goodwill

Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets separate from goodwill. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then an analysis will be performed to compare the implied fair value with the carrying amount of goodwill. An impairment loss would be recognized in an amount equal to the difference. Fair value is generally based upon future cash flows discounted at a rate that reflects the risk involved or market-based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.

Gift Certificate Liability

The Company sells gift certificates to be exchanged for merchandise at the discretion of the certificate holder. The Company has determined that certificates over one year old, generally, are not redeemed. Certificates of less than one year are recorded as a current liability on the Company’s Consolidated Balance Sheets. Based on historical data, the Company has determined that the dollar value of certificates redeemed, whose age is greater than one year, is immaterial to total revenue.

Deferred Revenue

Deferred revenue represents payments received from customers before products are shipped.

Revenue Recognition

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB No.101) — Revenue Recognition, which defines that revenue is both earned and realizable when the following four conditions are met:

•	Pervasive evidence of an arrangement exists
•	The selling price is fixed or determinable
•	Delivery or performance has occurred
•	Collectibility is reasonably assured

Per SAB No. 104 , which further clarifies SAB No. 101, if merchandise is shipped to customers F.O.B. Shipping Point, title is considered to have transferred to the customer at the time the merchandise is delivered to the carrier. The Company’s policy is to ship F.O.B. Shipping Point from its warehouses and drop ship locations, and therefore delivery is deemed to have occurred at time of shipment.

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

Advertising

The Company’s marketing consists primarily of online advertising with a number of Internet providers, which includes portal advertising, search engine marketing, other programs designed to educate customers about the Company’s brands and products and commissions paid to online comparison shopping sites. All advertising costs are expensed as incurred.

Share-Based Compensation

Effective upon the commencement of the Company’s fiscal year that began on January 1, 2006, the Company adopted the accounting and disclosure provisions of SFAS No. 123(R), Share-Based Payments, which requires that new, modified and unvested share based payment transactions with employees, such as stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period.

The Company adopted SFAS No. 123(R) using the modified prospective application transition method. Under the modified prospective application transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards at the date of adoption, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures. As part of adopting the modified prospective approach during the transitional period, the Company considered the determination of a one-time cumulative effect adjustment for the portion of stock options granted prior to January 1, 2006 that had not vested. However, as of January 1, 2006, no cumulative effect adjustment was required, because the requisite service had previously been fully rendered for outstanding awards, and because the Company accounted for the Plan under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, instead of SFAS No. 123.

As of March 31, 2007, an aggregate of 405,289 shares of common stock are reserved for issuance under the Company’s 2005 Stock Incentive Plan. Restricted stock grants and stock option grants were outstanding for an aggregate of 102,054 and 117,000 shares, respectively, and 186,235 shares remained available for grant. In addition, there were outstanding options to purchase a total of 154,248 shares of the Company’s common stock, and 30,000 shares of restricted stock, which were granted outside of the Company’s 2005 Stock Incentive Plan. Shares issued pursuant to the Stock Incentive Plan will be newly-issued and authorized shares of common stock, or treasury shares.

Technology

Technology costs are expensed as incurred, except in those circumstances where the costs are related to the development of internal use software and website development. In accordance with SOP 98-1, these costs are capitalized and depreciated over a 5-year period. During the quarters ended March 31, 2007 and 2006, the Company capitalized costs of $119,995 and $214,234, respectively.

Income Taxes

The Financial Accounting Standards Board (FASB) issued SFAS No. 109, Accounting for Income Taxes, which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequence of temporary differences by applying enacted statutory tax rates applicable to future year’s differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

Beginning January 1, 2007, the Company adopted the provisions of FASB’s Financial Interpretation Number 48 (FIN No. 48) - Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.

Effective January 1, 2007, the Company adopted FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN No. 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN No. 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

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

For the quarters ended March 31, 2007 and 2006, the Company reported net losses. The diluted earnings per share are not presented for those periods since the effect is antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximate fair value as of March 31, 2007, as a result of the relatively short maturity of these instruments. Notes and capital leases are reflected at fair value and are recorded net of the unamortized discount.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the adopting company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS No. 157 may have on its consolidated financial condition or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. Management does not expect SAB No. 108 to have a material impact, if any, on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. Retrospective application of SFAS No. 158 is not permitted. Management does not expect adoption of SFAS No. 158 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect adoption of FASB No. 159 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

Note 2 - Goodwill

Intangible assets with indefinite lives and goodwill are not amortized, but are tested at least annually for impairment, or if circumstances change that will more likely than not reduce the fair value of the reporting unit below its carrying amount.

The following table sets forth goodwill, net, as of December 31, 2006 and March 31, 2007 (unaudited):

	December 31, 2006	Acquisition	Impairment Losses	March 31, 2007

Dreamtime Baby	$6,760,124	—	—	$6,760,124
PoshTots	12,071,917	—	—	12,071,917

Total Goodwill	$18,832,041	—	—	18,832,041

Note 3 - Intangible Assets

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the quarter ended March 31, 2006, the Company acquired PoshTots. (See Note 1, The Company)

Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to five years, unless they were determined to be subject to indefinite lives. The following table sets forth the components of intangible assets as of March 31, 2007 (unaudited):

	Useful Life	Gross Carrying Amount	Acquisition	Accumulated Amortization	Net
Dreamtime Baby
Trade name	5 years	$140,000	$—	$(43,167)	$96,833
Non-competition Agreement	3 years	50,000	—	(25,694)	24,306
		190,000	—	(68,861)	121,139
Posh Tots
Trade name	Indefinite	2,200,000	—	—	2,200,000
Customer list	4 years	260,000	—	(82,917)	177,083
Contents of catalogue / website	3 years	200,000	—	(81,667)	118,333
		2,660,000	—	(164,584)	2,495,416

ePregnancy	3 years	184,257	—	(48,622)	135,635

Total Intangible Assets		$3,034,257	$—	$(282,067)	$2,752,190

Amortization expense for the three months ended March 31, 2007 and 2006 was $59,438 and $44,083, respectively. Estimated amortization expense remaining for the periods ending December 31, are as follows (unaudited):

2007	$178,314
2008	232,891
2009	121,150
2010	19,835
$552,190

Note 4 - Note And Capital Lease Payables

Debt outstanding at March 31, 2007 (unaudited) and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
Note payable, prime rate plus 2.35% (10.6%), due July 2009	$5,000,000	$5,000,000
Note payable, at prime (8.25%) due July 2008	2,000,000	2,000,000
Unamortized debt discount and finance costs associated with note payable	(618,623)	(689,029)
Capital leases	26,138	27,960

Total notes payable and capital leases	6,407,515	6,338,931
Less: Current maturities	(1,083,020)	(561,090)

Total notes payable and capital leases	$5,324,495	$5,777,841

On May 15, 2007, the Company informed its lender for the $5,000,000 note payable that the Company was in default of its working capital loan covenant for failure to maintain a working capital ratio of 1.0 as of March 31, 2007. Under the senior loan and security agreement controlling such note payable, the Company has a period of 45 days from the date of such notification of default to complete a financing transaction resulting in the cure of the default. The Company will need to close a financing transaction that will enable it to cure the default within the 45 day period. There can be no assurance that the Company will be able to complete such a financing, or, if so able, that such financing will be on terms acceptable to the Company.

Note 5 - Reorganization and Restructuring

During the first quarter of 2006, the Company initiated a multi-faceted reorganization and restructuring plan (the “Plan”), which was completed during the second quarter of 2006. The objectives of the Plan were to (1) integrate the business operations of two recent acquisitions with the BabyUniverse e-commerce business in order to achieve greater efficiency, and (2) benefit from certain business strengths and best practices of the acquired organizations. The Plan was comprised of the following specific elements:

•	Opening the Company’s new distribution center in 24,000 square feet of leased space in Las Vegas in January 2006.
•	Implementing a new warehouse management system for the Las Vegas distribution center in March 2006.
•	Relocating DreamtimeBaby’s business operations and inventory from its Los Angeles-area headquarters to the Las Vegas distribution center during March 2006.
•	Relocating the BabyUniverse inventory and distribution activities from its Fort Lauderdale warehouse to the Las Vegas distribution center during February 2006.
•	Restructuring the BabyUniverse e-commerce business operations by consolidating substantially all activities within the PoshTots’ management organization in Richmond during May 2006.
•
Reorganizing and consolidating the senior management organization in corporate offices in Jupiter, Florida during June 2006. The corporate offices house the Company’s executive management organization and certain corporate services including strategic planning, finance, technology, logistics and new media development.

The restructuring expenses related to the Plan have been accounted for pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses exit or disposal activities including one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees.

The major costs associated with implementing the plan were as follows:

•
One-time termination benefits were provided to certain employees that were involuntarily terminated pursuant to the Plan, which was announced in February of 2006. The affected employees were required to render service through various dates to June 15, 2006 in order to receive the termination benefits. The total amount paid for one-time termination benefits was approximately $118,000. Approximately $49,000 was recognized as restructuring expenses for the quarter ended March 31, 2006, including $6,930 which was paid during the quarter.

•	The Company entered into a sublease for the remainder of the term of the operating lease for its offices and warehouse in Fort Lauderdale, Florida.
•
Other costs incurred as a result of the restructuring include costs to close the Company’s facilities in Fort Lauderdale and Los Angeles and to relocate certain activities to the Las Vegas distribution center, to PoshTots’ headquarters in Richmond, and to the Company’s corporate office in Jupiter, Florida. The total amount paid for other restructuring costs was approximately $95,000, of which approximately $68,000 was recognized as restructuring expenses for the quarter ended March 31, 2006.

Note 6 - Earnings (Loss) Per Share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share are based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended March 31, (Unaudited)
	2007	2006
Net income (loss)	$(1,743,680)	$(196,721)
Weighted average common shares outstanding	5,686,470	5,296,308
Basic earnings (loss) per common share	$(0.31)	$(0.04)
Dilutive effect of stock options and warrants	—	—
Common stock and common stock equivalents	5,686,470	5,296,308
Diluted earnings (loss) per share	(0.31)	(0.04)

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings (loss) per share would have been antidilutive:

	Quarter Ended March 31, (Unaudited)
	2007	2006
Dilutive effect of stock options and warrants	727,249	636,398

Note 7 - Stock Options

The Company amended its 2001 Stock Award Plan in April 2005 and renamed it the 2005 Stock Incentive Plan. Under the Company’s 2005 Stock Incentive Plan, the exercise price of each option equals the market price of the stock on the date of grant, the graded vesting period generally ranges between two and five years, and the contractual term ranges between two and ten years.

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Company uses an estimated forfeiture rate of 0% due to limited experience with historical employee forfeitures. The Black-Scholes option pricing model also requires assumptions for risk-free interest rates, dividend rate, stock volatility and expected life of an option grant. The risk free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on a peer group analysis of the stock market prices for seven comparable companies determined by the Company. Expected life is determined using the “simplified method” permitted by the SEC’s SAB No. 107, since the Company does not have sufficient historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

In February 2007, the Company granted options to purchase up to 50,000 shares of the Company’s common stock with an exercise price of $6.16 in exchange for the rights to broadcast certain content on BabyTV.com for a period of 18 months. The options vest 50% in two months with the remaining 50% vesting in equal monthly amounts over a 16 month period and expire in 30 months. During the quarter ended March 31, 2007, options to purchase 15,000 shares of the Company’s common stock were forfeited by former employees. For stock options granted during the quarter ended March 31, 2007, the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

Risk-free interest rate	4.84%
Dividends	—
Volatility factor	56%
Expected life	2.5 years
Annual forfeiture rate	0%

The following table summarizes information about stock option transactions for the quarters ended March 31, 2007 and 2006 (unaudited):

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the quarter	236,248	$6.55	104,248	$3.76
Granted	50,000	$6.16	125,000	$8.10
Exercised	-	-	-	-
Forfeited	(15,000)	$8.10	-	-
Outstanding at end of the quarter	271,248	$6.39	229,248	$6.13
Options exercisable at end of quarter	141,415	$5.05	104,248	$3.76
Weighted average fair value of options granted during the quarter		$2.36		$2.76

The following table summarizes information about stock options outstanding at March 31, 2007 (unaudited):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstand-ing at March 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$0.01 to $3.50	52,124	6.76	$1.27	52,124	$1.27
$3.51 to $7.00	104,124	4.34	$6.22	52,624	$6.26
$7.01 to $9.86	115,000	1.00	$8.86	36,667	$8.70

The Company recorded $27,946 and $29,097 of compensation expense for employee stock options during the three month periods ended March 31, 2007 and 2006 , respectively. At March 31, 2007 there was a total of $136,870 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Company’s 2005 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of 1.25 years.

During the three months ended March 31, 2007, the Company did not grant any additional restricted shares under the Company’s 2005 Stock Incentive Plan, and no restricted shares vested. As such, at March 31, 2007 there are 102,054 unvested restricted shares.

As of March 31, 2007, an aggregate of 405,289 shares of common stock are reserved for issuance under the 2005 Stock Incentive Plan. Restricted stock grants and stock option grants were outstanding for an aggregate of 102,054 and 117,000 shares of common stock, respectively, and 186,235 shares of common stock remained available for grant. In addition, there were outstanding options to purchase a total of 154,248 shares of our common stock, and 30,000 shares of restricted stock, which were granted outside of the Company’s 2005 Stock Incentive Plan. Shares issued pursuant to the Stock Incentive Plan will be newly-issued and authorized shares of common stock, or treasury shares.

Note 8 - Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With one exception, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2001. None of the tax years subject to examination are currently under examination by a tax authority and the Company has not received notice of the intent by any tax authority to commence an examination.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company did not recognize any liability for unrecognized tax benefits, since the Company has concluded that all of its tax positions are highly certain of being upheld upon examination by federal or state tax authorities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading Internet content, commerce and new media company in the pregnancy, baby, toddler and maternity marketplace. Through its websites BabyUniverse.com and DreamtimeBaby.com, the Company is a leading online retailer of brand-name baby, toddler and maternity products in the United States. Through its websites PoshTots.com and PoshLiving.com, the Company has extended its offerings in the baby and toddler market as a leading online provider of luxury furnishings to the country’s most affluent female consumers. Through its websites PoshCravings.com, ePregnancy.com and BabyTV.com, the Company has also established a recognized platform for the delivery of content and new media resources to a national audience of expectant parents.

The Company is pursuing a dual strategy of organic growth and acquisition growth that is designed to establish the Company as the leader in the online baby marketplace. Beyond the baby segment, the Company intends to leverage its e-commerce platform to acquire other female-oriented e-commerce, marketing and new media companies. The overall objective of the Company is to establish a market-leading e-commerce and new media business focused on the high-growth female marketplace.

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

We review our operations based on both our financial results and various non-financial measures. Among the key financial factors upon which management focuses in reviewing performance are trends in sales, gross margin and operating income (or loss). As an online retailer, we do not incur many of the operating costs associated with physical retail stores. However, a significant amount of our operating expenses, as a percentage of net sales, is spent on online advertising and commissions instead of maintaining physical retail stores and sales staff. Our advertising and commission spending is an important factor in our sales growth, and we continuously monitor its effectiveness. Our financial results, including our sales, gross profit and operating income (or loss) can and do vary significantly from quarter to quarter as a result of a number of factors, many of which are beyond our control. These factors include general economic conditions, the costs to acquire our inventory and fulfill orders, the mix of our product sales and our competitors’ pricing and marketing strategies. Our total cost to fulfill orders is especially sensitive to potential fuel cost increases that may result from a continuing destabilization of world energy markets.

We generally own and hold only a portion of the inventory needed to support our level of sales. Although we have continued to increase inventory of those items with lower risk due to higher demand and turnover, a significant portion of the inventory we offer is owned by our suppliers. This enables us to reduce some of the cost and risk associated with carrying a full inventory of the products we sell. Upon receipt of a customer order for a specific product that will be drop-shipped from a supplier, we simultaneously purchase that product from our supplier, who ships it directly to our customer. Since our inception, our business model has minimized inventory risk by maximizing the number of products we sell that are owned by others.

Among the key non-financial measures which management reviews are customer feedback, website traffic, sales conversion rates (i.e., the percentage of visitors to our websites who make a purchase) and number of orders. We believe that maintaining high overall customer satisfaction and an enjoyable shopping experience are critical to our ongoing efforts to promote our brands and to increase our sales and improve our operating results. We actively solicit customer feedback about our websites’ functionality as well as the entire shopping experience through third-party business rating and price comparison websites such as Shopping.com and Shopzilla.com., Nextag.com, PriceGrabber.com and Shop.com. To maintain a high level of performance by our customer care representatives, we also undertake an ongoing customer feedback process. If we are unable to meet customer expectations with respect to price or do not successfully expand our product lines or otherwise fail to maintain high overall customer satisfaction, our financial condition and results of operations would be harmed.

The market for online retailers offering baby, toddler and maternity related products is highly fragmented, with a significant number of small competitors representing a significant percentage of total segment sales. We believe that our senior management team and our scalable business architecture make us well-suited to acquire both large and small industry competitors. As part of our acquisition strategy, we intend to preserve the goodwill and marketing relationships of acquired companies as necessary to maintain and grow market share. In addition, we may acquire companies that market products predominantly to women over the Internet, or companies that enhance our ability to market products to women.

Recent Developments

Strategic Alternatives

On August 14, 2006, the Company announced that its Board of Directors decided to begin a process to explore strategic alternatives to enhance shareholder value including, but not limited to, the acquisition of a substantial private company, the acquisition of a complementary public company or a potential sale of the Company. On October 5, 2006, the Company announced that it had retained Banc of America Securities LLC as its financial advisor.

On March 13, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with eToys Direct, Inc. (“eToys Direct”), an e-commerce and direct marketer of toys and other youth-related products. Under the terms of the Merger Agreement, which has been approved by the Company’s Board of Directors and the Board of Directors of eToys Direct, the Company will exchange shares of its Common Stock, par value $0.001 per share (the “Common Stock”), for all the outstanding shares of eToys Direct. Immediately following the merger contemplated by the Merger Agreement (the “Merger”), the Company’s shareholders at the time immediately prior to the Merger will own approximately one-third, and eToys Direct shareholders at the time immediately prior to the Merger will own approximately two-thirds, of the outstanding Common Stock of the Company.

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

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Quarter Ended March 31,
	2007	2006
Gross sales	107.3	105.6
Less - Discounts and returns	(7.3)	(5.6)

Net sales	100.0%	100.0%
Cost of goods sold	71.3	68.8

Gross profit	28.7	31.2

Operating expenses
Advertising	15.8	10.4
Salaries and benefits	14.3	8.4
Share based compensation	0.6	0.4
Technology	0.8	0.9
Restructuring costs	0.0	1.2
General and administrative	15.1	11.1

Total operating expenses	46.6	32.4

Operating income (loss)	(17.9)	(1.2)
Other income (expense)	(2.5)	(0.7)

Income (loss) before income taxes	(20.4)	(1.9)
Provision for income taxes	0.0	(0.2)

Net income (loss)	(20.4)	(2.1)

The above table may not sum due to rounding.

The following describes certain line items set forth in our consolidated statement of operations:

Gross sales. Our gross sales relate to baby, toddler, maternity, bedding and furniture products sold through our websites, BabyUniverse.com, DreamtimeBaby.com, PoshTots.com and PoshLiving.com. Changes in gross sales from period to period are primarily attributable to the level of our advertising and commission spending which is impacted by competition for key words, as well as to factors such as changes in our sales conversion rates and expanded product offerings. Changes to gross sales are a reflection primarily of changes in the volume of products shipped and the mix of products sold, rather than price changes or the introduction of new products. Shipping charges billed to customers are also included in gross sales.

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

Operating expenses. Our major operating expenses consist primarily of advertising, including commissions related to our affiliate marketing program, salary and related benefit costs for our employees, and general and administrative expenses, including expenses relating to our status as a public company and credit card fees.

Other income (expense). Other income (expense) generally includes interest income and interest expense.

Comparison of Quarter Ended March 31, 2007 to Quarter Ended March 31, 2006

Gross sales. Gross sales were $9,164,620 for the quarter ended March 31, 2007, a decrease of 8.3% from $9,997,810 for the quarter ended March 31, 2006. Our gross sales decline was attributable to a decrease in BabyUniverse.com and DreamtimeBaby.com sales of approximately $516,000 or 9.5% and $740,000 or 28%, respectively, compared to the quarter ended March 31, 2006, which were partially offset by an increase in PoshTots sales of approximately $423,000 or 21.8% as compared to the quarter ended March 31, 2006. The BabyUniverse.com and DreamtimeBaby.com businesses continue to feel the impact of our 2006 restructuring plan and our strategic alternatives process which, combined with increasing competition in our markets, have negatively impacted gross sales. While DreamtimeBaby.com gross sales increased approximately $337,000 or 21.5% over gross sales during the quarter ended December 31, 2006, an improving trend, BabyUniverse.com gross sales declined approximately $265,000 or 5.1% when compared to the quarter ended December 31, 2006.

Discounts and returns. Discounts and returns amounted to $626,544, or 7.3% of net sales for the quarter ended March 31, 2007, compared to $529,648, or 5.6% of net sales for the quarter ended March 31, 2006. The increase in discounts and returns is reflective of the increased competition in the pregnancy, baby, toddler and maternity marketplace.

Gross profit. Gross profit was $2,452,543 for the quarter ended March 31, 2007, a decrease of 17.0% from $2,954,541 for the quarter ended March 31, 2006. This decrease was primarily reflective of the decline in gross sales, increased shipping costs and changes in the sales mix for BabyUniverse.com and DreamtimeBaby.com. Gross margin was 28.7% for the quarter ended March 31, 2007 compared to 31.2% for the quarter ended March 31, 2006.

Operating expenses. Operating expenses increased to $3,977,873 for the quarter ended March 31, 2007 from $3,066,344 for the quarter ended March 31, 2006. As a percentage of net sales, operating expenses were 46.6% for the quarter ended March 31, 2007 compared to 32.4% for the quarter ended March 31, 2006. The increase in operating expenses as a percentage of net sales was primarily attributable to:

•	management salaries and salary increases to expand the infrastructure to support our new media strategy
•
substantially higher general and administrative expenses incurred for rent of the new PoshTots and corporate headquarters locations, increased depreciation expense as a result of the asset additions related to the new locations and increased amortization expense for capitalized website and software development costs

Advertising expenses increased to 15.8% of net sales for the quarter ended March 31, 2007 from 10.4% for the quarter ended March 31, 2006. Most of the advertising expense increase, as a percentage of net sales, was due to the commission paid to on-line shopping affiliates such as Amazon.com, Shopping.com and Buy.com.

Other income (expense). Other expense, net, was $218,350 for the quarter ended March 31, 2007 compared to other expense, net, of $63,918 for the quarter ended March 31, 2006. Included in the quarter ended March 31, 2007 was interest expense of $249,579 associated with the notes payable to our institutional lenders .

Net income (loss). The net loss for the quarter ended March 31, 2007 was $1,743,680, or ($0.31) per diluted share, compared to a net loss of $196,721, or ($0.04) per diluted share for the quarter ended March 31, 2006.

Liquidity and Capital Resources

Sources of funds and Liquidity. Since inception, we have funded our operations through the sale of equity securities and indebtedness, and cash generated from operations. In addition, our business model contains beneficial working capital characteristics. This is primarily due to the fact that we collect cash from sales to customers within several business days of the related sale, but we typically have extended payment terms with many of our suppliers. The significant components of our working capital are inventory and liquid assets such as cash and receivables from credit card processors.

As of December 31, 2006, we had negative working capital of $44,000. As of March 31, 2007, we had negative working capital of $2,164,482. We will need to close a financing transaction in order to repay our notes payable to our institutional lenders and to provide sufficient working capital to fund operations in advance of our contemplated merger with eToys Direct. There can be no assurance that the Company will be able to complete such a financing, or if it is so able, that such financing will be on terms acceptable to us. If we are unable to complete a financing transaction, we may be unable to fund operations.

On May 15, 2007, we informed Hercules Technology Growth Capital, Inc. (Hercules) that we were in default of Section 7.2 of its Senior Loan and Security Agreement with Hercules, for failure to maintain a working capital ratio of 1.0 as of March 31, 2007. Under the Senior Loan and Security Agreement, we have a period of 45 days from such date to complete a financing transaction resulting in the cure of the default. We will need to close a financing  transaction to cure the default within the 45-day period. There can be no assurance that we will be able to secure such financing or that the terms of any such financing will be acceptable to us.

Uses of funds. Net cash used by operating activities was $2,045,418 for the quarter ended March 31, 2007, compared to net cash provided by operating activities of $264,996 for the quarter ended March 31, 2006. The decrease in cash provided by operating activities was primarily due to the net loss for the quarter plus an increase in prepaid expenses and a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities was $208,716 for the quarter ended March 31, 2007 and was primarily related to capital expenditures associated with enhancing our technology system infrastructure and our BabyTV.com new media offering.

As of March 31, 2007, we had no material commitments for capital expenditures.

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2007 and the expected effect on liquidity and cash flows. Payments remaining due by period are as follows:

	Operating Leases	Notes Payable	Capital Leases
2007	$496,341	$836,062	$5,736
2008	599,244	6,163,938	5,090
2009	577,573	-	4,360
2010	591,488	-	4,263
2011	453,187	-	4,263
Thereafter	280,900	-	2,427

Total obligations	$2,998,733	$7,000,000	$26,138

Capital leases consist of warehouse equipment with capitalized amounts of $39,727 as of March 31, 2007 and 2006.

Off-Balance Sheet Arrangements

We do not have or engage in any off-balance sheet arrangements.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Special Note Regarding Forward Looking-Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. You are advised to consult further disclosures we may make on related subjects in our future filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses
•	purchasers of baby, toddler and maternity products and baby bedding and furniture may not choose to shop online, which could prevent us from increasing revenues
•	we intend to undertake acquisitions to expand our business, which may pose risks to our existing shareholders
•	we may not succeed in continuing to establish our various brands, which could prevent us from acquiring customers and increasing our revenues
•	we face significant competition
•	we rely exclusively on the sale of baby, toddler and maternity products and baby bedding and furniture for our revenues and demand for these products could decline
•	if we fail to successfully maintain or expand our fulfillment capabilities, we may not be able to increase our revenues
•	we rely on the services of our key personnel, any of whom would be difficult to replace
•	failure to adequately protect our intellectual property could damage our reputation and harm our business
•	if use of the internet for online commerce does not continue our business would be harmed
•	our revenues may be negatively affected if we are required to charge taxes on purchases
•	our failure to protect confidential information of our customers would harm our business
•	interruptions to our systems that impair customer access to our website would harm our business
•	we may not be successful in our efforts to cure the default under our Senior Loan and Security Agreement with Hercules
•	we may not be successful in our efforts to raise the funds necessary to fund our working capital requirements during the period prior to our contemplated merger with eToys Direct

Furthermore, in some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. In evaluating these statements, you should specifically consider various factors including the risks outlined in the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of March 31, 2007 was held in an overnight sweep account.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act , we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Except as follows, there have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

If we are unable to obtain additional financing in order to cure our default, as described in greater detail in Item 3 of this Part II, for failure to maintain minimum working capital requirements, our lender may enforce the default provisions of the Senior Loan and Security Agreement.

If the default is not cured by us or waived by our lender within 45 days, our lender (i) has the right to terminate its commitment to make advances, (ii) may, at its option, accelerate and demand payment of all or part of the secured obligations and declare them to be immediately due and payable and (iii) may notify our debtors to make payments directly to our lender. In addition, our lender may exercise all rights and remedies with respect to the collateral under the loan documents including the right to release, hold, sell, lease, liquidate, collect or otherwise dispose of all or part of the collateral, which includes our accounts receivable and inventory. If our lender were to seize its collateral under the loan documents, the Company would not be able to continue to conduct business.

If we are unable in the near term to raise additional amounts of working capital, our ability to continue to conduct our business will be materially adversely impacted.

In order to continue to conduct our business, we will need in the near term to raise additional funds to finance our working capital requirements, in an amount in excess of the amount needed to cure our existing default under the Senior Loan and Security Agreement. There can be no assurance that we will be successful in our attempts to raise this financing, or that the terms of any such financing will be acceptable to the Company. In the event that we are not able in the near term to raise sufficient funds to finance our working capital requirements on terms acceptable to us, our ability to continue to conduct our business, our financial condition, our results of operations and our prospects will be materially adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

The Company became aware on May 15, 2007, that the Company was in violation of a financial covenant under Section 7.2 of the Senior Loan and Security Agreement among the Company, each of its subsidiaries, and Hercules Technology Growth Capital, Inc. (the “Lender”), dated July 11, 2006 (as amended, the “Senior Loan Agreement”), that requires the Company to maintain a “Current Ratio” (as defined in the Senior Loan Agreement) of 1.00-to-1.00 as of March 31, 2007. Generally, the Current Ratio is the ratio of the Company’s current assets to its current liabilities determined in accordance with generally accepted accounting principles in the United States of America, as in effect from time to time. As of March 31, 2007, the Company’s Current Ratio was 0.66-to-1.00.

A violation of this financial covenant, unless waived by the Lender or otherwise cured within 45 days of May 15, 2007, constitutes an event of default under the Senior Loan Agreement, giving the Lender the right to terminate its obligation to make additional advances under the Senior Loan Agreement, demand immediate payment in full of all amounts outstanding thereunder, foreclose on collateral and exercise other rights and remedies granted under the Senior Loan Agreement and related loan documents and as may be available pursuant to applicable law. As of May 15, 2007, approximately $5,000,000.00 of borrowings were outstanding under the Senior Loan Agreement. From May 15, 2007 until the date that the Company has cured the violation of this financial covenant, all amounts owing under the Senior Loan Agreement shall bear interest at all times at the “Default Rate” (as defined in the Senior Loan Agreement, equal to the base interest rate thereunder, plus 5%). In addition, the violation of this covenant, and any resulting event of default, may also trigger an event of default under the Loan Agreement, dated as of December 29, 2006 (the “Lydian Loan Agreement”), between the Company and Lydian Private Bank, under which $2,000,000.00 in borrowings were outstanding as of May 15, 2007.

The Company notified the Lender regarding the violation of the Current Ratio covenant on May 15, 2007 and has 45 days from May 15, 2007 to complete a financing transaction resulting in a cure of the default. While the Company believes that it will complete such a financing transaction within such time period, there can be no assurance that the Company will be able to do so, or that any such transaction will be on terms acceptable to the Company. If the Company is unable to complete such a transaction and/or if the violation of this financial covenant were to trigger an event of default under the Lydian Loan Agreement, it would have a material adverse effect on the Company’s financial position, results of operations and prospects.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The Company became aware on May 15, 2007, that the Company was in violation of a financial covenant under Section 7.2 of the Senior Loan and Security Agreement among the Company, each of its subsidiaries, and Hercules Technology Growth Capital, Inc. (the “Lender”), dated July 11, 2006 (as amended, the “Senior Loan Agreement”), that requires the Company to maintain a “Current Ratio” (as defined in the Senior Loan Agreement) of 1.00-to-1.00 as of March 31, 2007. Generally, the Current Ratio is the ratio of the Company’s current assets to its current liabilities determined in accordance with generally accepted accounting principles in the United States of America, as in effect from time to time. As of March 31, 2007, the Company’s Current Ratio was 0.66-to-1.00.

A violation of this financial covenant, unless waived by the Lender or otherwise cured within 45 days of May 15, 2007, constitutes an event of default under the Senior Loan Agreement, giving the Lender the right to terminate its obligation to make additional advances under the Senior Loan Agreement, demand immediate payment in full of all amounts outstanding thereunder, foreclose on collateral and exercise other rights and remedies granted under the Senior Loan Agreement and related loan documents and as may be available pursuant to applicable law. As of May 15, 2007, approximately $5,000,000.00 of borrowings were outstanding under the Senior Loan Agreement. From May 15, 2007 until the date that the Company has cured the violation of this financial covenant, all amounts owing under the Senior Loan Agreement shall bear interest at all times at the “Default Rate” (as defined in the Senior Loan Agreement, equal to the base interest rate thereunder, plus 5%). In addition, the violation of this covenant, and any resulting event of default, may also trigger an event of default under the Loan Agreement, dated as of December 29, 2006 (the “Lydian Loan Agreement”), between the Company and Lydian Private Bank, under which $2,000,000.00 in borrowings were outstanding as of May 15, 2007.

The Company notified the Lender regarding the violation of the Current Ratio covenant on May 15, 2007 and has 45 days from May 15, 2007 to complete a financing transaction resulting in a cure of the default. While the Company believes that it will complete such a financing transaction within such time period, there can be no assurance that the Company will be able to do so, or that any such transaction will be on terms acceptable to the Company. If the Company is unable to complete such a transaction and/or if the violation of this financial covenant were to trigger an event of default under the Lydian Loan Agreement, it would have a material adverse effect on the Company’s financial position, results of operations and prospects.

Item 6. Exhibits

Number	Description of Document
2.1
Agreement and Plan of Merger among BabyUniverse, Inc., Baby Acquisition Sub, Inc. and eToys Direct, Inc. dated March 13, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on March 16, 2007)

4.1
Voting Agreement dated March 13, 2007 between eToys Direct, Inc. and Wyndcrest BabyUniverse Holdings, LLC, Wyndcrest BabyUniverse Holdings II, LLC, Wyndcrest BabyUniverse Holdings III, LLC, John C. Textor, Jonathan Teaford and Stuart Goffman (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on March 16, 2007)

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BabyUniverse, Inc.
Registrant
Date: May 15, 2007
/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description of Document
2.1
Agreement and Plan of Merger among BabyUniverse, Inc., Baby Acquisition Sub, Inc. and eToys Direct, Inc. dated March 13, 2007 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on March 16, 2007)

4.1
Voting Agreement dated March 13, 2007 between eToys Direct, Inc. and Wyndcrest BabyUniverse Holdings, LLC, Wyndcrest BabyUniverse Holdings II, LLC, Wyndcrest BabyUniverse Holdings III, LLC, John C. Textor, Jonathan Teaford and Stuart Goffman (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on March 16, 2007)

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350