Form 10-Q
period 2007-06-30
BABYUNIVERSE, INC.
filed 2007-08-14
CIK 1325118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

As of August 11, 2007, the registrant had 6,970,768 shares of common stock outstanding.

BABYUNIVERSE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BabyUniverse, Inc. and Subsidiaries
Consolidated Balance Sheets

		December 31,
	June 30, 2007	2006
	(Unaudited)
Assets
Cash	$6,192,157	$3,473,278
Accounts receivable	556,554	732,186
Inventory, net	1,445,340	2,048,485
Prepaid expenses	662,933	331,457
Total Current Assets	8,856,984	6,585,406
Fixed assets, net	1,905,395	1,936,740
Intangible assets, net	2,692,751	2,811,627
Deposits	140,110	137,760
Goodwill	18,832,041	18,832,041
Total Assets	$32,427,281	$30,303,574
Liabilities and Stockholders' Equity
Accounts payable	$3,218,694	$4,664,107
Accrued expenses	605,697	501,704
Gift certificate liability	162,725	115,192
Notes and capital lease payables - current portion	1,616,172	561,090
Deferred revenue	767,472	787,758
Total Current Liabilities	6,370,760	6,629,851
Deferred rent	218,430	189,542
Notes and capital lease payables - long term portion	4,859,888	5,777,841
Total Liabilities	11,449,078	12,597,234

Stockholders' Equity

Series A Convertible Preferred Stock, $.001 par value, 10,000,000 shares authorized, 317,259 and 0 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	317	-
Common Stock, $.001 par value, 50,000,000 shares authorized, 6,391,699 and 5,686,470 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	6,391	5,686
Additional paid in capital	30,920,241	23,943,189
Accumulated deficit	(9,948,746)	(6,242,535)
Total Stockholders' Equity	20,978,203	17,706,340
Total Liabilities and Stockholders' Equity	$32,427,281	$30,303,574

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Gross sales	$7,833,593	$9,144,134	$16,998,213	$19,141,944
Less - discounts and returns	(395,906)	(619,207)	(1,022,450)	(1,148,855)
Net sales	7,437,687	8,524,927	15,975,763	17,993,089

Cost of goods sold	5,427,181	6,169,702	11,512,714	12,683,323

Gross profit	2,010,506	2,355,225	4,463,049	5,309,766

Operating expenses:
Advertising	1,217,125	952,238	2,566,336	1,933,426
Salaries and benefits	1,121,599	858,970	2,339,604	1,652,020
Share-based compensation	49,379	88,036	100,158	126,068
Technology	64,272	27,933	131,529	116,417
Restructuring	-	389,822	-	506,407
General and administrative	1,176,047	1,241,153	2,468,668	2,290,158
Total operating expenses	3,628,422	3,558,152	7,606,295	6,624,496

Operating income (loss)	(1,617,916)	(1,202,927)	(3,143,246)	(1,314,730)

Other income (expense):
Interest income	32,807	74,289	64,036	121,582
Interest expense	(277,422)	(89,648)	(527,001)	(200,859)

Income (loss) before provision (benefit) for income taxes	(1,862,531)	(1,218,286)	(3,606,211)	(1,394,007)
Provision (benefit) for income taxes	-	(13,000)	-	8,000
Net loss attributable to preferred stockholders	(1,862,531)	(1,205,286)	(3,606,211)	(1,402,007)
Beneficial conversion feature	(100,000)	-	(100,000)	-
Net loss attributable to common stockholders	($1,962,531)	($1,205,286)	($3,706,211)	($1,402,007)

Earnings (loss) per common share:
Basic	($0.34)	($0.23)	($0.65)	($0.26)
Diluted	($0.34)	($0.23)	($0.65)	($0.26)
Weighted average common shares outstanding:
Basic	5,779,402	5,336,712	5,733,193	5,316,662
Diluted	5,779,402	5,336,712	5,733,193	5,316,662

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Total Capital

Balance January 1, 2007	-	$-	5,686,470	$5,686	$23,943,189	$(6,242,535)	$17,706,340
Restricted stock compensation	-	-	-	-	39,812	-	39,812
Share-based compensation for employee stock options	-	-	-	-	60,346	-	60,346
Options granted to content provider	-	-	-	-	27,912	-	27,912
Vesting of restricted shares			41,166	41	(41)	-	-
Private sale of convertible preferred stock and warrants to purchase common stock, including full amortization of the beneficial conversion feature, valued at $100,000 as of June 30, 2007	317,259	317	-	-	2,599,684	(100,000)	2,500,001
Private sales of common stock	-	-	664,063	664	4,249,339	-	4,250,003
Net loss	-	-	-	-	-	(3,606,211)	(3,606,211)
Balance June 30, 2007	317,259	$317	6,391,699	$6,391	$30,920,241	$(9,948,746)	$20,978,203

The accompanying notes are an integral part of these consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Year to Date Ended June 30,
Operating activities:	2007	2006
Net income (loss)	($3,606,211)	($1,402,007)

Adjustments to reconcile net loss to net cash used in operating activities, net of effect of acquisitions:
Depreciation and amortization	390,916	244,517
Amortization of prepaid financing costs	140,817	-
Share-based compensation	100,158	126,068
Option expense for service	27,912	-

Changes in operating assets and liabilities:
Decrease in accounts receivable	175,632	330,109
Decrease (Increase) in inventory	603,145	(288,914)
(Increase) in prepaid expenses	(331,476)	(38,264)
(Increase) in deposits	(2,350)	(88,587)
Increase (decrease) in accounts payable	(1,445,413)	486,279
Increase (decrease) in accrued expenses	135,193	(78,188)
Increase (decrease) in gift certificate liability	47,533	(2,133)
Increase (decrease) in deferred revenue	(20,286)	236,052
Increase in deferred rent	28,888	72,961

Net cash used in operating activities:	(3,755,542)	(402,107)

Investing activities:
Purchase of fixed assets	(271,895)	(1,242,282)
Purchase of ePregnancy intangible assets	-	(184,257)
Cash paid in acquisition of Posh Tots, net of cash received	-	(6,017,419)

Net cash used in investing activities:	(271,895)	(7,443,958)

Financing activities:
Net (decrease) in capital lease	(3,688)	(2,480)
Public offering costs	-	(14,742)
Sale of Convertible Preferred Stock	2,500,001	-
Sale of Common Stock	4,250,003	-

Net cash provided by (used in) financing activities:	6,746,316	(17,222)

Net increase (decrease) in Cash	2,718,879	(7,863,287)
Beginning Cash	3,473,278	9,925,806

Ending Cash	$6,192,157	$2,062,519

The accompanying notes are an integral part of these consolidated financial statements

BabyUniverse, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Description of the Company and Summary of Significant Accounting Policies

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

Proposed Merger

On March 13, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with eToys Direct, Inc. (“eToys Direct”), an e-commerce and direct marketer of toys and other youth-related products.  Under the terms of the Merger Agreement, which has been approved by the Company’s board of directors and the board of directors of eToys Direct, the Company will exchange shares of its Common Stock, for all the outstanding shares of eToys Direct.  Immediately following the merger contemplated by the Merger Agreement (the “Merger”), the Company’s shareholders and option holders at the time immediately prior to the Merger will own approximately one-third, and eToys Direct shareholders at the time immediately prior to the Merger will own approximately two-thirds, of the outstanding Common Stock.

The Company and eToys Direct have made customary representations, warranties and covenants to one another in the Merger Agreement.  Consummation of the Merger is subject to certain conditions, including, among others, the approval of the Merger Agreement by the holders of the Common Stock, the repayment by the Company of all of its indebtedness for borrowed money outstanding as of the closing of the Merger, and the absence of any law or order prohibiting the consummation of the Merger. The Merger Agreement contains certain termination rights for both the Company and eToys Direct, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay eToys Direct a termination fee of $1,567,178 and reimburse eToys Direct for the expenses incurred by it in connection with the transaction in a maximum amount of $1,500,000.

For more information on the Merger, please see the Company’s Registration Statement on Form S-4 as originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2007, as amended by Amendment No. 1 thereto filed with the SEC on July 23, 2007.

Private Placement Transactions

May 24, 2007 Transactions

On May 24, 2007, the Company entered into Securities Purchase Agreements with two affiliates of a large institutional investment fund (each, a “Preferred Purchaser”) pursuant to which it sold to the Preferred Purchasers (i) an aggregate of 317,259 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share at the closing price of the Company’s Common Stock on The Nasdaq Capital Market on May 24, 2007 (the “Closing Price”), and (ii) warrants to purchase an aggregate of 79,315 shares of the Common Stock, at an exercise price per share (subject to certain adjustments) equal to the Closing Price ($7.88) (the “Preferred Private Placement”). The closing of the Preferred Private Placement occurred on May 29, 2007.

The Preferred Private Placement resulted in gross proceeds to the Company of approximately $2.5 million before deducting fees payable to the placement agent in the Preferred Private Placement and other transaction expenses payable by the Company. The Company agreed to pay aggregate placement agent fees equal to seven percent of the gross proceeds to the Company resulting from the Preferred Private Placement. The shares of preferred stock, and 50% of the warrants, issued to the Preferred Purchasers in the Preferred Private Placement were subsequently cancelled in exchange for shares of the Company’s common stock (and a nominal amount of cash). For more information, see Note 9 - Subsequent Events below.

June 13, 2007 Transaction

On June 13, 2007, the Company entered into definitive Stock Purchase Agreements (the “Purchase Agreements”) with (i) three affiliates of a large institutional investment fund and (ii) one other “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (the “Purchasers”), pursuant to which it agreed to sell to the Purchasers an aggregate of 1,171,875 shares of Common Stock (the “Private Placement”). The Private Placement is expected to close in two tranches, the closing for the first of which, covering an aggregate of 664,063 shares of Common Stock, closed on June 20, 2007, and the closing of the second of which, covering an aggregate of 507,812 shares of Common Stock, is expected to occur contemporaneously with the closing of the Company’s proposed merger (the “Merger”) with eToys Direct and prior to the effective time of the Merger under applicable Delaware law. The funds representing the purchase price for the shares of Common Stock issuable in connection with the closing of the second tranche of the Private Placement have been placed in escrow with an independent escrow agent.

Assuming that both tranches of the Private Placement close as intended, the Private Placement will result in gross proceeds to the Company of $7.5 million before deducting fees payable to the placement agent in the Private Placement and other transaction expenses payable by the Company. The Company agreed to pay aggregate placement agent fees equal to seven percent of the gross proceeds to the Company resulting from the Private Placement.

For more information, see Note 5 - Private Placement Transactions below.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on April 2, 2007. The same accounting policies are followed for preparing quarterly and annual financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal recurring nature.

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

Cash

The Company considers cash in banks, commercial paper and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash.  The Company’s cash balance as of June 30, 2007 includes $270,000 held by a commercial bank in a certificate of deposit in support of the bank’s $250,000 purchase card credit facility extended to the Company. At June 30, 2007, the Company had cash of approximately $6.2 million.

Accounts Receivable

The Company’s accounts receivable consist primarily of cash due from credit card companies for orders fulfilled prior to the receipt of funds. No allowance for doubtful accounts has been provided as of June 30, 2007 or December 31, 2006.

Inventory

Inventory, which consists primarily of car seats, strollers, bedding, baby toys, learning tools and other small items available for sale, is accounted for using the first-in first-out (“FIFO”) method, and is valued at the lower of cost or market value. This valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each method of disposition. As of June 30, 2007 and December 31, 2006, the Company has provided a reserve for inventory obsolescence of $0 and $49,000, respectively.

Prepaid Expenses

Prepaid expenses include amounts paid in advance for acquisition costs and strategic initiative costs.

Fixed Assets

Fixed assets are stated at historical cost. Depreciation and amortization are computed using the straight line method over the estimated useful life of the asset. Leasehold improvements are amortized over the term of their estimated useful lives or the related leases, whichever is shorter.

The Company capitalizes certain costs incurred in connection with the development of or obtaining internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (“EITF”) 00-2, Accounting for Web Site Development Costs.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At June 30, 2007 and December 31, 2006, the Company determined there was no impairment.

Deposits

Deposits consist of security deposits for the lease of the Company’s office and warehouse facilities.

Goodwill

Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets separate from goodwill. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount.  If the carrying amount of the reporting unit exceeds its fair value, then an analysis will be performed to compare the implied fair value with the carrying amount of goodwill. An impairment loss would be recognized in an amount equal to the difference. Fair value is generally based upon future cash flows discounted at a rate that reflects the risk involved or market-based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.

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

Revenue Recognition

The Company has adopted the SEC’s Staff Accounting Bulletin (“SAB”) No. 101 — Revenue Recognition, which provides that revenue is both earned and realizable when the following four conditions are met:

•	Pervasive evidence of an arrangement exists,
•	The selling price is fixed or determinable,
•	Delivery or performance has occurred, and
•	Collectibility is reasonably assured

Per SAB No. 104 Revenue Recognition, which further clarifies SAB No. 101, if merchandise is shipped to customers F.O.B. Shipping Point, title is considered to have transferred to the customer at the time the merchandise is delivered to the carrier. The Company’s policy is to ship F.O.B. Shipping Point from its warehouses and drop ship locations, and therefore delivery is deemed to have occurred at time of shipment.

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

Share-Based Compensation

Effective upon the commencement of the Company’s fiscal year that began on January 1, 2006, the Company adopted the accounting and disclosure provisions of SFAS No. 123(R), Share-Based Payments, which requires that new, modified and unvested share-based payment transactions with employees, such as awards of stock options and restricted stock, be measured at fair value and recognized as compensation expense over the vesting period.

The Company adopted SFAS No. 123(R) using the modified prospective application transition method.  Under the modified prospective application transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards at the date of adoption, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation, for either recognition or pro forma disclosures.  As part of adopting the modified prospective approach during the transitional period, the Company considered the determination of a one-time cumulative effect adjustment for the portion of stock options granted prior to January 1, 2006 that had not vested.  However, as of January 1, 2006, no cumulative effect adjustment was required, because the requisite service had previously been fully rendered for outstanding awards, and because the Company accounted for the Company’s 2005 Stock Incentive Plan under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, instead of SFAS No. 123.

As of June 30, 2007, an aggregate of 364,123 shares of common stock are reserved for issuance under the Company’s 2005 Stock Incentive Plan. Restricted stock grants and stock option grants were outstanding for an aggregate of 43,999 and 114,500 shares, respectively, and 205,624 shares remained available for grant. In addition, there were outstanding options to purchase a total of 154,248 shares of the Company’s common stock, and 30,000 shares of restricted stock, which were granted outside of the Company’s 2005 Stock Incentive Plan.  Shares issued pursuant to the Company’s 2005 Stock Incentive Plan will be newly-issued and authorized shares of common stock or treasury shares.

Technology

Technology costs are expensed as incurred, except in those circumstances where the costs are related to the development of internal-use software and website development.  In accordance with SOP 98-1, these costs are capitalized and depreciated over a 5-year period. During the three and six month periods ended June 30, 2007, the Company capitalized costs of $56,823 and $156,618, respectively.

Income Taxes

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 109, Accounting for Income Taxes, which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequence of temporary differences by applying enacted statutory tax rates applicable to future year’s differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

Beginning January 1, 2007, the Company adopted the provisions of the FASB’s Financial Interpretation Number 48 (FIN. 48), Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FIN 48, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.

Effective January 1, 2007, the Company adopted FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share (EPS) is computed by dividing the net earnings (loss) from operations for the period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through share-based compensation including stock options, restricted stock awards, warrants and other convertible securities.

For the three and six month periods ended June 30, 2007, the Company reported net losses. The diluted earnings per share are not presented for those periods since the effect is antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximate fair value as of June 30, 2007, as a result of the relatively short maturity of these instruments. Notes and capital leases are reflected at fair value and are recorded net of the unamortized discount.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the adopting company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS No. 157 may have on its consolidated financial condition or results of operations.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. Management does not expect SAB No. 108 to have a material impact, if any, on its consolidated financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect adoption of SFAS No. 159 to have a material impact, if any, on the Company’s consolidated financial position or results of operations.

Note 2 - Intangible Assets

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to five years, unless they were determined to be subject to indefinite lives.  The following table sets forth the components of intangible assets as of June 30, 2007 (Unaudited):

		Gross
	Useful	Carrying		Accumulated
	Life	Amount	Acquisition	Amortization	Net
Dreamtime Baby
Trade name	5 years	$140,000	$--	($50,167)	$89,833
Non-competition Agreement	3 years	50,000	--	(29,861)	20,139
		190,000	--	($80,028)	109,972
Posh Tots
Trade name	Indefinite	2,200,000	--	--	2,200,000
Customer list	4 years	260,000	--	(100,000)	160,000
Contents of catalogue / website	3 years	200,000	--	(97,500)	102,500
		2,660,000	--	(197,500)	2,462,500

ePregnancy	3 years	184,257	--	(63,978)	120,279

Total Intangible Assets		$3,034,257	$--	($341,506)	$2,692,751

Amortization expense for the three month and year-to-date periods ended June 30, 2007 was $59,439 and $118,877, respectively. The estimated amortization expense remaining for the periods ending December 31, is as follows (unaudited):

2007	$118,876
2008	232,892
2009	121,150
2010	19,833

$492,751

Note 3 - Note and Capital Lease Payables

Debt outstanding at June 30, 2007 (unaudited) and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
Note payable, prime rate plus 2.35% (10.6%), due July 2009	$5,000,000	$5,000,000
Note payable, at prime (8.25%) due July 2008	2,000,000	2,000,000
Unamortized debt discount and finance costs associated with note payable	(548,212)	(689,029)
Capital leases	24,272	27,960
Total notes payable and capital leases	6,476,060	6,338,931
Less: Current maturities	(1,616,172)	(561,090)
Total notes payable and capital leases	$4,859,888	$5,777,841

On May 15, 2007, the Company informed its lender with respect to the $5,000,000 note payable that the Company was in default of its working capital loan covenant for failure to maintain a working capital ratio of 1.0 as of March 31, 2007. Under the senior loan and security agreement controlling such note payable, the Company has a period of 45 days from the date of such notification of default to complete a financing transaction resulting in the cure of the default. The Company notified its lender on May 24, 2007 that it had cured its working capital loan covenant default as a result of the execution of a private placement transaction (See Note 5 - Private Placement Transactions).

Note 4 - Operational Reorganization and Restructuring

During the first quarter of 2006, the Company initiated a multi-faceted reorganization and restructuring plan (the “Plan”), which was completed during the second quarter of 2006. The objectives of the Plan were to (1) integrate the business operations of two recent acquisitions with the Company’s e-commerce business in order to achieve greater efficiency, and (2) benefit from certain business strengths and best practices of the acquired organizations. The Plan was comprised of the following specific elements:

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

The major costs associated with implementing the Plan were as follows:

•
One-time termination benefits were provided to certain employees that were involuntarily terminated pursuant to the Plan, which was announced in February of 2006.  The affected employees were required to render service through various dates to June 15, 2006 in order to receive the termination benefits. The total amount paid for one-time termination benefits was approximately $111,000. Approximately $43,000 and $68,000 of one-time termination benefits were recognized during the first and second quarters of 2006, respectively.

•	The Company entered into a sublease for the remainder of the term of the operating lease for its offices and warehouse in Fort Lauderdale, Florida.
•
Other costs incurred as a result of the restructuring include costs to close the Company’s facilities in Fort Lauderdale and Los Angeles and to relocate certain activities to the Las Vegas distribution center, to PoshTots’ headquarters in Richmond, and to the Company’s corporate office in Jupiter, Florida. The total amount paid for other restructuring costs was approximately $323,000, of which approximately $249,000 was recognized as restructuring expenses for the quarter ended June 30, 2006.

Note 5 - Private Placement Transactions

May 24, 2007 Transactions

On May 24, 2007, the Company entered into Securities Purchase Agreements with two affiliates of a large institutional investment fund (each, a “Preferred Purchaser”) pursuant to which it sold to the Preferred Purchasers (i) an aggregate of 317,259 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), at the closing price of the Company’s Common Stock on The Nasdaq Capital Market on May 24, 2007 (the “Closing Price”), and (ii) warrants to purchase an aggregate of 79,315 shares of the Common Stock, at an exercise price per share (subject to certain adjustments) equal to the Closing Price ($7.88) (the “Preferred Private Placement”). The warrants are exercisable on the date that is six months and one day from the date of issuance (the "Commencement Date") and expire seven years from the Commencement Date. The closing of the Preferred Private Placement occurred on May 29, 2007.

    The shares of Preferred Stock (the "Preferred Shares") are convertible into shares of the Company's Common Stock, par value $0.001 per share (the "Common Stock"), at the option of the Preferred Purchasers, initially at a conversion ratio of 1:1, subject to adjustment.  If the Preferred Shares are not converted at the option of the Preferred Purchasers, such shares will convert automatically at a ratio of 1:1, subject to adjustment, into shares of Common Stock on the date on or prior to December 31, 2007 that the Company's proposed merger with eToys Direct is effective. In addition, if either the Company is unable to complete additional financing transactions with gross proceeds of $8.0 million, or if the proposed merger transaction with eToys Direct is not completed, in either case, prior to October 15, 2007, the Company will be required to issue an additional aggregate of 47,589 and 31,727 shares of Common Stock, respectively, to the Preferred Purchasers. If the Company completes a private placement transaction, subsequent to the Preferred Private Placement, on terms more favorable to the purchasers than the terms of the Preferred Private Placement, the Preferred Purchasers may, at any time prior to the completion of the proposed merger with eToys Direct, elect to exchange the Preferred Shares and 50% of the warrants for that number (and kind) of securities derived by dividing the gross proceeds to the Company from the Preferred Private Placement by the sale price per security of the subsequent private placement.  Additionally, the holders of the Preferred Shares were granted certain registration rights and related privileges.

The Preferred Private Placement resulted in gross proceeds to the Company of approximately $2.5 million before deducting fees payable to the placement agent in the Preferred Private Placement and other transaction expenses payable by the Company. The Company agreed to pay aggregate placement agent fees equal to seven percent of the gross proceeds to the Company resulting from the Preferred Private Placement. In accordance with Emerging Issues Task Force Abstracts EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recognized a beneficial conversion feature discount, in the amount of $100,000, in connection with the Preferred Private Placement. This discount was fully amortized to accumulated deficit as of May 29, 2007, the date the Preferred Stock first became convertible. The Company received proceeds of $2.5 million in exchange for Preferred Stock and warrants with fair market values of $2.5 million and $104,000, respectively, on May 24, 2007.  The shares of Preferred Stock, and 50% of the warrants, issued to the Preferred Purchasers in the Preferred Private Placement were subsequently cancelled in exchange for shares of the Common Stock (and a nominal amount of cash).  For additional information, see Note 9 - Subsequent Events below.

On May 29, 2007, the Company filed with the Department of State of the State of Florida an amendment (the “Amendment”) to its Amended and Restated Articles of Incorporation which sets forth the number, designation, and relative rights, preferences and limitations of a series of the Company’s preferred stock designated as “Series A Convertible Preferred Stock”.

June 13, 2007 Transaction

On June 13, 2007, the Company entered into definitive Stock Purchase Agreements (the “Purchase Agreements”) with (i) three affiliates of a large institutional investment fund and (ii) one other “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (the “Purchasers”), pursuant to which it agreed to sell to the Purchasers an aggregate of 1,171,875 shares of Common Stock (the “Private Placement”). The Private Placement is expected to close in two tranches, the closing for the first of which, covering an aggregate of 664,063 shares of Common Stock, closed on June 20, 2007, and the closing of the second of which, covering an aggregate of 507,812 shares of Common Stock, is expected to occur contemporaneously with the closing of the Company’s proposed merger (the “Merger”) with eToys Direct and prior to the effective time of the Merger under applicable Delaware law. The funds representing the purchase price for the shares of Common Stock issuable in connection with the closing of the second tranche of the Private Placement have been placed in escrow with an independent escrow agent.

Assuming that both tranches of the Private Placement close as intended, the Private Placement will result in gross proceeds to the Company of $7.5 million before deducting fees payable to the placement agent in the Private Placement and other transaction expenses payable by the Company. The Company agreed to pay aggregate placement agent fees equal to seven percent of the gross proceeds to the Company resulting from the Private Placement.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended June 30,		Year-to-Date Ended June 30,
	2007	2006	2007	2006
Net loss attributable to common stockholders	($1,962,531)	($1,205,286)	($3,706,211)	($1,402,007)
Weighted average common shares outstanding	5,779,402	5,336,712	5,733,193	5,316,662
Basic earnings (loss) per common share	($0.34)	($0.23)	($0.65)	($0.26)

Dilutive effect of stock options and warrants	--	--	--	--
Common stock and common stock equivalents	5,779,402	5,336,712	5,733,193	5,316,662
Diluted earnings (loss) per share	($0.34)	($0.23)	($0.65)	($0.26)

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings (loss) per share would have been antidilutive:

Dilutive effect of stock options, warrants and convertible preferred stock	838,245	680,559	763,164	658,601

Note 7 - Stock Options

The Company’s 2001 Stock Award Plan was amended in April 2005 by our board of directors and shareholders and was renamed the 2005 Stock Incentive Plan. Under the Company’s 2005 Stock Incentive Plan, the exercise price of each option equals the market price of the stock on the date of grant, the graded vesting period generally ranges between two and five years, and the contractual term ranges between two and ten years.

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Company uses an estimated forfeiture rate of 0% due to limited experience with historical employee forfeitures. The Black-Scholes option pricing model also requires assumptions for risk-free interest rates, dividend rate, stock volatility and expected life of an option grant. The risk-free interest rate is based on the U.S. Treasury Bill rate with a maturity based on the expected life of the options. Dividend rates are based on the Company's dividend history. The stock volatility factor is based on a peer group analysis of the stock market prices for eight comparable companies determined by the Company. Expected life is determined using the “simplified method” permitted by the SEC’s SAB No. 107, since the Company does not have sufficient historical experience. The fair value of each option grant is recognized as compensation expense over the vesting period of the option on a straight line basis.

The following table summarizes information about stock option transactions for the quarters ended June 30, 2007 and 2006.

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the quarter	271,248	$6.39	229,248	$6.13
Granted	-	-	50,000	$9.86
Exercised	-	-	-	-
Forfeited	(2,500)	$8.10	-	-
Outstanding at end of the quarter	268,748	$6.37	279,248	$6.80
Options exercisable at end of quarter	173,706	$5.35	104,248	$3.76
Weighted average fair value of options granted during the quarter		n/a		$3.81

The following table summarizes information about stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted	Number
Exercise	Outstanding	Contractual Life	Average	Exercisable at	Weighted Average
Prices	at 6/30/07	(years)	Exercise Price	6/30/07	Exercise Price

$0.01 to $ 3.50	52,124	6.8	$1.27	52,124	$1.27
$3.51 to $7.00	104,124	4.3	$6.22	80,749	$6.26
$7.01 to $10.00	112,500	1.0	$8.88	40,833	$8.70

The Company recorded $49,379 and $88,036 of compensation expense for employee stock options during the three month periods ended June 30, 2007 and 2006, respectively. At June 30, 2007 there was a total of $136,870 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the Company’s 2005 Stock Incentive Plan. The cost is expected to be recognized over a weighted average period of 1.25 years.

During the three months ended June 30, 2007, the Company issued 41,166 shares of common stock related to restricted shares that vested and 16,889 unvested restricted shares were cancelled. The Company did not grant any additional restricted shares under the Company’s 2005 Stock Incentive Plan, during the three months ended June 30, 2007.  As such, at June 30, 2007 there are 43,999 unvested restricted shares.

As of June 30, 2007, an aggregate of 364,123 shares of common stock are reserved for issuance under the Company’s 2005 Stock Incentive Plan. Restricted stock grants and stock option grants were outstanding for an aggregate of 43,999 and 114,500 shares of common stock, respectively, and 205,624 shares of common stock remained available for grant. In addition, there were outstanding options to purchase a total of 154,248 shares of our common stock, and 30,000 shares of restricted stock, which were granted outside of the Company’s 2005 Stock Incentive Plan.  Shares issued pursuant to the Company’s 2005 Stock Incentive Plan will be newly-issued and authorized shares of common stock, or treasury shares.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any liability for unrecognized tax benefits, since the Company has concluded that all of its tax positions are highly certain of being upheld upon examination by federal or state tax authorities.

Note 9 - Subsequent Events

July 6th Transaction

As of July 6, 2007, in addition to the transactions described in Note 5 - Private Placement Transactions above, the Company entered into definitive Stock Purchase Agreements with the Preferred Purchasers, pursuant to which all shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, and 50% of the warrants to purchase shares of the Common Stock, issued in connection with the Preferred Private Placement were cancelled and exchanged for (i) an aggregate of 390,625 shares of the Company’s Common Stock issued to the Preferred Purchasers, and (ii) a nominal amount of cash (for the purpose of avoiding the issuance of fractional shares of the Common Stock) paid to the Preferred Purchasers (the “Exchange”). The 50% of the warrants issued in the Preferred Private Placement that were not cancelled in the Exchange (the “Retained Warrants”) were retained by the Preferred Purchasers. The Preferred Purchasers elected to enter into the Exchange in order to receive terms comparable to those afforded the Purchasers in the June 13, 2007 Stock Purchase Agreements. The Company effected the Exchange pursuant to the terms of the original Preferred Purchase Agreements entered into with the Preferred Purchasers in connection with the Preferred Private Placement. The closing of the transactions constituting the Exchange occurred as of July 6, 2007.

The Exchange will not result in any proceeds to the Company in addition to those already received by the Company in connection with the Preferred Private Placement. As a result of the Exchange, an additional beneficial conversion feature discount of $519,657 will be recognized and amortized in accordance with EITF 98-5 and EITF 00-27. In total, as a result of the Exchange, the Company issued Common Stock and warrants with fair market values, as of May 24, 2007, of $3,078,125 and $52,000, respectively, in exchange for proceeds of $2.5 million. See Note 5 - Private Placement Transactions for further information.

Exemption from Registration and Filing of Registration Statement

The offer, issuance and sale of the securities in the Preferred Private Placement, the Private Placement, and the Exchange were exempt from registration under the Securities Act, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. Each of the Preferred Purchasers and the Purchasers has represented to the Company that it is an “accredited investor” as defined in Rule 501(a) of Regulation D.

The Company filed a Registration Statement on Form S-3 with the SEC on July 9, 2007 to register the resale of the aggregate of 1,094,346 shares of common stock issued as of such date to the purchasers in the private placements described above, including the shares of Common Stock underlying the Retained Warrants. Until such time as the SEC declares this Registration Statement to be effective, the resale of such shares of Common Stock will not be registered under the Securities Act.

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

Recent Developments

Proposed Merger

On March 13, 2007, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with eToys Direct, Inc. (“eToys Direct”), an e-commerce and direct marketer of toys and other youth-related products.  Under the terms of the Merger Agreement, which has been approved by the Company’s board of directors and the board of directors of eToys Direct, the Company will exchange shares of its Common Stock, for all the outstanding shares of eToys Direct.  Immediately following the merger contemplated by the Merger Agreement (the “Merger”), the Company’s shareholders and option holders at the time immediately prior to the Merger will own approximately one-third, and eToys Direct shareholders at the time immediately prior to the Merger will own approximately two-thirds, of the outstanding Common Stock of the Company.

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

Private Placement Transactions

On July 6, 2007, the Company completed a private placement of its equity securities to certain “qualified institutional buyers” (as that term is defined in Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”)), and one “accredited investor” (as that term is defined in Regulation D promulgated under the Securities Act), the purpose of which was to raise the funds necessary to repay, in connection with the consummation of the Merger, all of its outstanding indebtedness and to pay its fees incurred in connection with the transactions contemplated by the Merger Agreement. As a result of this private placement, the Company has received to date an aggregate of approximately $6,750,000 in gross cash proceeds, and in exchange therefor, has issued an aggregate of 1,094,346 shares of its Common Stock (including such shares covered by warrants issued to the investors therein).

The Company filed a registration statement on Form S-3 with the SEC on July 9, 2007 to register the resale of the aggregate of 1,094,346 shares of Common Stock issued to the purchasers in the private placement as of such date, including the shares of Common Stock underlying the warrants issued to the purchasers in the private placement. Until such time as the SEC declares this registration statement to be effective, such shares of the Company’s Common Stock will not be registered under the Securities Act. A final closing of this private placement, covering an aggregate of an additional 507,812 shares of the Company’s Common Stock, is anticipated to occur contemporaneously with the closing of the Merger under the Merger Agreement. The funds representing the purchase price for the shares of the Company’s Common Stock issuable in connection with this final closing, in the aggregate amount of approximately $3,250,000, have been placed in escrow with an independent escrow agent. Pursuant to the terms of the applicable stock purchase agreements, the Company has also agreed to register the resale of the shares of the Company’s Common Stock issued in this final closing.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Gross sales	105.3%	107.3%	106.4%	106.4%
Less - Discounts and returns	(5.3)	(7.3)	(6.4)	(6.4)
Net sales	100.0	100.0	100.0	100.0
Cost of goods sold	73.0	72.4	72.1	70.5
Gross profit	27.0	27.6	27.9	29.5
Operating expenses
Advertising	16.4	11.2	16.1	10.7
Salaries and benefits	15.1	10.1	14.6	9.2
Share-based compensation	0.7	1.0	0.6	0.7
Technology	0.9	0.3	0.8	0.6
Restructuring costs	0.0	4.6	0.0	2.8
General and administrative	15.8	14.6	15.5	12.7
Operating expenses	48.8	41.7	47.6	36.8
Operating income (loss)	(21.8)	(14.1)	(19.7)	(7.3)
Other income (expense)	(3.3)	(0.2)	(2.9)	(0.4)
(Loss) before provision (benefit) for income taxes	(25.1)	(14.3)	(22.6)	(7.7)
Provision (benefit )for income taxes	0.0	(0.2)	0.0	0.1
Net loss attributable to preferred stockholders	(25.1)	(14.1)	(22.6)	(7.8)
Beneficial conversion feature	(1.3)	0.0	(0.6)	0.0
Net loss attributable to common stockholders	(26.4% )	(14.1% )	(23.2% )	(7.8% )

The percentages in the above table may not sum due to rounding

The following section describes certain line items set forth in our consolidated statement of operations.

Gross sales.  Our gross sales relate to baby, toddler, maternity, bedding and furniture products sold through our websites, BabyUniverse.com, DreamtimeBaby.com, PoshTots.com and PoshLiving.com. Changes in gross sales from period to period are primarily attributable to the level and effectiveness of our advertising and commission spending which is impacted by competition for key words, as well as to factors such as changes in our sales conversion rates and expanded product offerings. Changes to gross sales are a reflection primarily of changes in the volume of products shipped and the mix of products sold, rather than price changes or the introduction of new products. Shipping charges billed to customers are also included in gross sales.

Discounts and returns. Those products that are returned from customers, or that are discounted, are charged to discounts and returns, which are subtracted from gross sales to arrive at net sales.

Cost of goods sold. Our cost of goods sold consists of the cost to us of products sold to customers, inbound and outbound shipping costs and insurance on shipments.

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

Comparison of Quarter Ended June 30, 2007 to Quarter Ended June 30, 2006

Gross sales. Gross sales decreased to $7.834 million for the quarter ended June 30, 2007 from $9.144 million for the comparable quarter last year. The decrease in gross sales was the result of sales declines for BabyUniverse.com ($686,000), DreamtimeBaby.com ($498,000) and PoshTots.com ($226,000), which were only partially offset by an increase in advertising revenues from our content properties BabyTV.com, ePregnancy.com and PoshCravings.com of $100,000, as compared to the three months ended June 30, 2006. The BabyUniverse.com and DreamtimeBaby.com sales for the quarter ended June 30, 2007 have continued to be impacted as we have focused significant efforts on merger related activities and have been forced to delay significant new marketing and operating initiatives in contemplation of the proposed merger with eToys Direct. PoshTots.com sales were primarily affected by differences in the timing of catalog mailings.

Discounts and returns. Discounts and returns amounted to $395,906, or 5.3% of net sales for the quarter ended June 30, 2007, compared to $619,207, or 7.3% of net sales for the quarter ended June 30, 2006.

Gross profit. Gross profit decreased to $2.011 million for the quarter ended June 30, 2007 from $2.355 million for the comparable quarter last year. The decrease was the result of the decline in gross sales for the quarter and the decline in the gross margin as a percentage of net sales . The consolidated gross margin decreased to 27.0% for the quarter ended June 30, 2007, compared to 27.6% for the quarter ended June 30, 2006.

Operating expenses. Operating expenses increased to $3.628 million for the quarter ended June 30, 2007 from $3.558 million for the quarter ended June 30, 2006. As a percentage of net sales, operating expenses were 48.8% for this year’s second quarter, compared to 41.7% for the comparable quarter last year. The increase in operating expenses as a percentage of net sales was primarily attributable to:

•
salaries and salary increases of $263,000, and increased rent and technology expenses of $88,000 and $36,000, respectively, as a result of our expanded infrastructure which supports our strategic initiative and our new media offerings

•	depreciation and amortization expense increased $55,000 as result of our infrastructure investments and our 2006 acquisition of the assets of ePregnancy.com
•	increases in costs were offset by declines in credit card fees ($55,000), restructuring costs ($390,000) and general and administrative costs ($65,000)

Advertising expenses increased to 16.4% of net sales for the quarter ended June 30, 2007 from 11.2% for the quarter ended June 30, 2006. The advertising expense increase, as a percentage of net sales, was due to a $259,000 increase in commissions paid to our affiliates, such as Amazon.com, as compared to the same quarter last year.

Other income (expense). Other expense, net, was $244,615 for the quarter ended June 30, 2007 compared to other expense, net, of $15,359 for the comparable quarter last year. Included in this year’s quarter was interest expense of $277,422 associated with notes and capital leases payable. This amount was partially offset by interest income earned on cash invested in overnight sweep accounts.

Income taxes. There was no provision for income taxes for the quarter ended June 30, 2007, as compared to an income tax benefit of $13,000 for the three months ended June 30, 2006. We had net operating loss carry forwards of approximately $6.9 million at December 31, 2006, which will expire in various years through 2025. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

Net loss. The net loss attributable to common stockholders for the quarter ended June 30, 2007 was $1,962,531, or ($0.34) per share, compared to a net loss of $1,205,286, or ($0.23) per share for the quarter ended June 30, 2006.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Gross sales. Gross sales were $16.998 million for the six months ended June 30, 2007 as compared to $19.142 million for the comparable period last year. The decrease in gross sales was the result of sales declines for BabyUniverse.com ($1,202,000), and DreamtimeBaby.com ($1,238,000), which were partially offset by an increase in gross sales at PoshTots.com ($69,000) and by an increase in advertising revenues from our content properties BabyTV.com, ePregnancy.com and PoshCravings.com ($227,000) as compared to the six months ended June 30, 2006. The BabyUniverse.com and DreamtimeBaby.com sales for the six months ended June 30, 2007 have continued to be impacted by the strategic initiatives process, the prior year’s restructuring and more recently by the focus on merger related activities and the related necessity to delay significant new marketing and operating initiatives in contemplation of the proposed merger with eToys Direct.

Discounts and returns. Discounts and returns amounted to $1,022,450, or 6.4% of net sales for the six months ended June 30, 2007 compared to $1,148,855, or 6.4% of net sales for the comparable period last year.

Gross profit. Gross profit was $4.463 million, or 27.9% of net sales for the six months ended June 30, 2007, compared to $5.310 million or 29.5% of net sales for the comparable period last year. The decrease was the result of the decline in year to date gross sales and the decline in the gross margin as a percentage of net sales .

Operating expenses. Operating expenses increased to $7.606 million for the six months ended June 30, 2007 from $6.624 million for the comparable period last year. As a percentage of net sales, operating expenses were 47.6% for the six months ended June 30, 2007 compared to 36.8% for the comparable period last year. The increase in operating expenses as a percentage of net sales was primarily attributable to:

•	salaries and salary increases of $688,000, and increased rent of $192,000 are the result of our expanded infrastructure which supports our acquisition strategy and our new media offerings
•	depreciation and amortization expense increased $146,000 as result of our infrastructure investments and our 2006 acquisition of the assets of ePregnancy.com
•	these increases in costs were offset by declines in credit card fees ($92,000) and restructuring costs ($506,000)

Advertising expenses were 16.1% of net sales for the six months ended June 30, 2007, compared to 10.7% for the comparable period last year. The advertising expense increase, as a percentage of net sales, was due to a $410,000 increase in commissions paid to our affiliates, such as Amazon.com, as compared to the six months ended June 30, 2006.

Other income (expense). Other expense, net, was $462,965 for the six months ended June 30, 2007, compared to other expense, net, of $79,277 for the comparable period last year. Included in this year’s first half was interest expense of $527,001 associated with the notes and capital leases payable. This amount was partially offset by interest income earned on cash invested in overnight sweep accounts.

Income taxes. There was no provision for income taxes for the six months ended June 30, 2007, compared to an income tax provision of $8,000 for the six months ended June 30, 2006 which represented state income taxes on the profit related to our Dreamtime Baby subsidiary.

Net loss. The net loss attributable to common stockholders for the six months ended June 30, 2007 was $3,706,211, or ($0.65) per diluted share, compared to a net loss of $1,402,007, or ($0.26) per diluted share, for the six months ended June 30, 2006.

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

As of December 31, 2006, we had negative working capital of $44,000. As of March 31, 2007, we had negative working capital of $2,164,482. During the three months ended June 30, 2007, the Company generated $6.75 million from the sale of equity in private placement transactions, as described below. As a result, the Company has working capital of $2,486,224 as of June 30, 2007.

May 24, 2007 Transactions

On May 24, 2007, the Company entered into Securities Purchase Agreements with two affiliates of a large institutional investment fund (each, a “Preferred Purchaser”) pursuant to which it sold to the Preferred Purchasers (i) an aggregate of 317,259 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), at the closing price of the Company’s Common Stock on The Nasdaq Capital Market on May 24, 2007 (the “Closing Price”), and (ii) warrants to purchase an aggregate of 79,315 shares of the Common Stock, at an exercise price per share (subject to certain adjustments) equal to the Closing Price ($7.88) (the “Preferred Private Placement”). The closing of the Preferred Private Placement occurred on May 29, 2007 (the “Preferred Closing Date”).

The Preferred Private Placement resulted in gross proceeds to the Company of approximately $2.5 million before deducting fees payable to the placement agent in the Preferred Private Placement and other transaction expenses payable by the Company. The Company agreed to pay aggregate placement agent fees equal to seven percent of the gross proceeds to the Company resulting from the Preferred Private Placement. The shares of preferred stock, and 50% of the warrants, issued to the Preferred Purchasers in the Preferred Private Placement were subsequently cancelled in exchange for shares of the Company’s common stock (and a nominal amount of cash). For more information, see discussion under the caption “July 6th Transaction” below.

June 13, 2007 Transaction

On June 13, 2007, the Company entered into definitive Stock Purchase Agreements (the “Purchase Agreements”) with (i) three affiliates of a large institutional investment fund and (ii) one other “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (the “Purchasers”), pursuant to which it agreed to sell to the Purchasers an aggregate of 1,171,875 shares of Common Stock (the “Private Placement”). The Private Placement is expected to close in two tranches, the closing for the first of which, covering an aggregate of 664,063 shares of Common Stock, closed on June 20, 2007, and the closing of the second of which, covering an aggregate of 507,812 shares of Common Stock, is expected to occur contemporaneously with the closing of the Company’s proposed merger (the “Merger”) with eToys Direct and prior to the effective time of the Merger under applicable Delaware law. The funds representing the purchase price for the shares of Common Stock issuable in connection with the closing of the second tranche of the Private Placement have been placed in escrow with an independent escrow agent.

Assuming that both tranches of the Private Placement close as intended, the Private Placement will result in gross proceeds to the Company of $7.5 million before deducting fees payable to the placement agent in the Private Placement and other transaction expenses payable by the Company. As of June 30, 2007, the Private Placement has resulted in gross proceeds to the Company of $4.25 million (before deduction of placement agent fees and other transaction expenses). The Company agreed to pay aggregate placement agent fees equal to seven percent of the gross proceeds to the Company resulting from the Private Placement.

July 6th Transaction

As of July 6, 2007, the Company entered into definitive Stock Purchase Agreements with the Preferred Purchasers, pursuant to which all shares of the Preferred Stock and 50% of the warrants to purchase shares of the Common Stock, issued in connection with the Preferred Private Placement were cancelled and exchanged for (i) an aggregate of 390,625 shares of the Company’s Common Stock issued to the Preferred Purchasers, and (ii) a nominal amount of cash (for the purpose of avoiding the issuance of fractional shares of the Common Stock) paid to the Preferred Purchasers (the “Exchange”). The 50% of the warrants issued in the Preferred Private Placement that were not cancelled in the Exchange (the “Retained Warrants”) were retained by the Preferred Purchasers. The Preferred Purchasers elected to enter into the Exchange in order to receive terms comparable to those afforded the Purchasers in the June 13, 2007 Stock Purchase Agreements. The Company effected the Exchange pursuant to the terms of the original Preferred Purchase Agreements entered into with the Preferred Purchasers in connection with the Preferred Private Placement. The closing of the transactions constituting the Exchange occurred as of July 6, 2007.

The Exchange will not result in any proceeds to the Company in addition to those already received by the Company in connection with the Preferred Private Placement.

Exemption from Registration and Filing of Registration Statement

The offer, issuance and sale of the securities in the Preferred Private Placement, the Private Placement, and the Exchange were exempt from registration under the Securities Act, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. Each of the Preferred Purchasers and the Purchasers has represented to the Company that it is an “accredited investor” as defined in Rule 501(a) of Regulation D.

The Company filed a Registration Statement on Form S-3 with the SEC on July 9, 2007 to register the resale of the aggregate of 1,094,346 shares of Common Stock issued as of such date to the purchasers in the private placements described above, including the shares of Common Stock underlying the Retained Warrants. Until such time as the SEC declares this Registration Statement to be effective, the resale of such shares of the Company’s Common Stock will not be registered under the Securities Act.

Uses of funds. Net cash used in operating activities was $3,755,542 for the six months ended June 30, 2007, compared to net cash used by operating activities of $402,107 for the comparable period last year. The increase in cash used in operating activities was primarily due to an increase in net loss for the period to $3,606,211 compared to a net loss of $1,402,007 for the same period last year.

Net cash used in investing activities was $271,895 for the six months ended June 30, 2007 and was primarily related to capital expenditures associated with enhancements to our technology system infrastructure.

As of June 30, 2007, we had no material commitments for capital expenditures.

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2007 and the expected effect on liquidity and cash flows. Payments remaining due by period are as follows:

			2008	2011
			through	Through
	Total	2007	2010	2012	After 2012
Operating leases	$2,385,667	$333,275	$1,768,305	$629,475	$104,612
Notes Payable	7,000,000	836,062	6,163,938	-0-	-0-
Capital leases	24,272	3,869	13,713	6,690	-0-

Capital leases consist of warehouse equipment with a capitalized amount of $36,168 as of June 30, 2007 and 2006.
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

Furthermore, in some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology.  These statements are only predictions.  In evaluating these statements, you should specifically consider various factors including the risks outlined in the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC, or referenced in Item 1A of Part II of this Quarterly Report on Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of June 30, 2007 was held in an overnight sweep account.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, other than the following:

Risks Related to Our Common Stock

Our single largest shareholder and our management team collectively own approximately 39.8% of our common stock and may be able to exercise significant influence over the outcome of matters to be voted on by our shareholders.

As of July 17, 2007, John C. Textor, the other members of our management team, and certain of Mr. Textor’s affiliates that he controls, together beneficially owned approximately 39.8% of the outstanding shares of our common stock. Mr. Textor is the Chairman of our Board of Directors and our Chief Executive Officer. Accordingly, Mr. Textor, together with the other members of our management team, may be able to exercise significant influence with respect to the election of directors, offers to acquire us and other matters submitted to a vote of our shareholders, including the Company’s proposed merger with eToys Direct, Inc. (“eToys Direct”) (the “Merger”).

Risks Related to Our Proposed Merger with eToys Direct

Completion of the Merger may result in dilution of future earnings per share to our shareholders.

The completion of the Merger may result in greater net losses or a weaker financial condition compared to that which would have been achieved by either us or eToys Direct on a stand-alone basis. The Merger could fail to produce the benefits that the companies anticipate, or could have other adverse effects that the companies currently do not foresee. In addition, some of the assumptions that either company has made, such as the achievement of operating synergies, may not be realized. In this event, the Merger could result in greater losses as compared to the losses that would have been incurred by us or eToys Direct if the Merger had not occurred.

If we fail to retain key employees, the benefits of the Merger could be diminished.

The successful combination of us and eToys Direct will depend, in part, on the retention of key personnel. There can be no assurance that we will be able to retain its or eToys Direct’s key management personnel. If we fail to retain such key employees, we may not realize the anticipated benefits of the Merger. Following the consummation of the Merger, it is expected that the new management of the combined company will be composed primarily of the current management team of eToys Direct. Some members of this management team have no prior senior management experience at public companies.

The costs associated with the Merger are difficult to estimate and may harm the financial results of the combined company.

We and eToys Direct will incur substantial aggregate direct transaction costs associated with the Merger, and additional substantial costs associated with the consolidation and integration of operations after the consummation of the Merger, which cannot be estimated accurately at this time. If the benefits of the Merger do not exceed the total costs of the Merger, the financial results of the combined company could be adversely affected.

Following the consummation of the Merger, our single largest shareholder and its affiliates will own in excess of 60% of our common stock and may be able to exercise significant influence over the outcome of matters to be voted on by our shareholders.

Following the consummation of the Merger, certain entities within the D. E. Shaw group will collectively own in excess of 60% of our common stock. Accordingly, the D. E. Shaw group shareholders may be able to exercise significant influence with respect to the election of directors, offers to acquire us and other matters submitted to a vote of our shareholders. The D. E. Shaw group shareholders may have interests that are different from, or are in addition to, the interests of other shareholders generally.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The information otherwise required to be disclosed in Item 2 of Part II of this Quarterly Report on Form 10-Q has been furnished in the following Current Reports on Form 8-K previously filed by the Company with the SEC:

•	The Company’s Current Report on Form 8-K filed with the SEC on May 30, 2007;
•	The Company’s Current Report on Form 8-K filed with the SEC on June 19, 2007; and
•	The Company’s Current Report on Form 8-K filed with the SEC on July 11, 2007.

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

A violation of this financial covenant, unless waived by the Lender or otherwise cured within 45 days of May 15, 2007, constitutes an event of default under the Senior Loan Agreement, giving the Lender the right to terminate its obligation to make additional advances under the Senior Loan Agreement, demand immediate payment in full of all amounts outstanding thereunder, foreclose on collateral and exercise other rights and remedies granted under the Senior Loan Agreement and related loan documents and as may be available pursuant to applicable law. As of May 15, 2007, approximately $5,000,000.00 of borrowings were outstanding under the Senior Loan Agreement. From May 15, 2007 until the date that the Company has cured the violation of this financial covenant, all amounts owing under the Senior Loan Agreement shall bear interest at all times at the “Default Rate” (as defined in the Senior Loan Agreement, equal to the base interest rate thereunder, plus 5%). In addition, the violation of this covenant, and any resulting event of default, may also trigger an event of default under the Loan Agreement, dated as of December 29, 2006 between the Company and Lydian Private Bank, under which $2,000,000.00 in borrowings were outstanding as of May 15, 2007.

The Company notified the Lender regarding the violation of the Current Ratio covenant on May 15, 2007. On May 24, 2007, the Company notified the Lender that it had completed a private placement transaction and was no longer in violation of the working capital ratio covenant of the Senior Loan Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

The Company became aware on May 15, 2007, that the Company was in violation of a financial covenant under Section 7.2 of the Senior Loan and Security Agreement among the Company, each of its subsidiaries, and Hercules Technology Growth Capital, Inc. (the “Lender”), dated July 11, 2006 (as amended, the “Senior Loan Agreement”), that required the Company to maintain a “Current Ratio” (as defined in the Senior Loan Agreement) of 1.00-to-1.00 as of March 31, 2007. Generally, the Current Ratio is the ratio of the Company’s current assets to its current liabilities determined in accordance with generally accepted accounting principles in the United States of America, as in effect from time to time. As of March 31, 2007, the Company’s Current Ratio was 0.66-to-1.00.

A violation of this financial covenant, unless waived by the Lender or otherwise cured within 45 days of May 15, 2007, constitutes an event of default under the Senior Loan Agreement, giving the Lender the right to terminate its obligation to make additional advances under the Senior Loan Agreement, demand immediate payment in full of all amounts outstanding thereunder, foreclose on collateral and exercise other rights and remedies granted under the Senior Loan Agreement and related loan documents and as may be available pursuant to applicable law. As of May 15, 2007, approximately $5,000,000.00 of borrowings were outstanding under the Senior Loan Agreement. From May 15, 2007 until the date that the Company has cured the violation of this financial covenant, all amounts owing under the Senior Loan Agreement shall bear interest at all times at the “Default Rate” (as defined in the Senior Loan Agreement, equal to the base interest rate thereunder, plus 5%). In addition, the violation of this covenant, and any resulting event of default, may also trigger an event of default under the Loan Agreement, dated as of December 29, 2006 between the Company and Lydian Private Bank, under which $2,000,000.00 in borrowings were outstanding as of May 15, 2007.

The Company notified the Lender regarding the violation of the Current Ratio covenant on May 15, 2007. On May 24, 2007, the Company notified the Lender that it had completed a private placement transaction and was no longer in violation of the working capital ratio covenant of the Senior Loan Agreement.

Item 6. Exhibits

Number	Description of Document

3.1
Articles of Amendment to Articles of Incorporation of BabyUniverse, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on June 4, 2007).

3.2
Second Amended and Restated Articles of Incorporation of BabyUniverse, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-3 (File No. 333-144430) filed on July 9, 2007).

99.3
Securities Purchase Agreement between BabyUniverse, Inc. and Pequot Proprietary Risk Allocation Fund, L.P. (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

99.4
Securities Purchase Agreement between BabyUniverse, Inc. and Pequot DM Fund, L.P. (incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

99.5
Securities Purchase Agreement between BabyUniverse, Inc. and Janus Investment Fund on behalf of its series Janus Venture Fund, Janus Capital Funds plc on behalf of its series US Venture Fund and Small Cap Growth Portfolio, a series of Ohio National Fund (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

99.6
Securities Purchase Agreement between BabyUniverse, Inc. and Plus Four Private Equities, LP, a California limited partnership (incorporated by reference to Exhibit 99.6 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

99.7
Stock Purchase Agreement between BabyUniverse, Inc. and Pequot Proprietary Risk Allocation Fund, L.P. (incorporated by reference to Exhibit 99.7 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

99.8
Stock Purchase Agreement between BabyUniverse, Inc. and Pequot DM Fund, L.P.( incorporated by reference to Exhibit 99.8 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

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
Date: August 14, 2007
/s/ Michael R. Hull
Michael R. Hull
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description of Document

3.1
Articles of Amendment to Articles of Incorporation of BabyUniverse, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-32577) filed by BabyUniverse, Inc. on June 4, 2007).

3.2
Second Amended and Restated Articles of Incorporation of BabyUniverse, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-3 (File No. 333-144430) filed on July 9, 2007).

99.3
Securities Purchase Agreement between BabyUniverse, Inc. and Pequot Proprietary Risk Allocation Fund, L.P. (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

99.4
Securities Purchase Agreement between BabyUniverse, Inc. and Pequot DM Fund, L.P. (incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

99.5
Securities Purchase Agreement between BabyUniverse, Inc. and Janus Investment Fund on behalf of its series Janus Venture Fund, Janus Capital Funds plc on behalf of its series US Venture Fund and Small Cap Growth Portfolio, a series of Ohio National Fund (incorporated by reference to Exhibit 99.5 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

99.6
Securities Purchase Agreement between BabyUniverse, Inc. and Plus Four Private Equities, LP, a California limited partnership (incorporated by reference to Exhibit 99.6 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

99.7
Stock Purchase Agreement between BabyUniverse, Inc. and Pequot Proprietary Risk Allocation Fund, L.P. (incorporated by reference to Exhibit 99.7 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

99.8
Stock Purchase Agreement between BabyUniverse, Inc. and Pequot DM Fund, L.P.( incorporated by reference to Exhibit 99.8 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-143765) filed by BabyUniverse, Inc. on July 23, 2007).

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