Form 10-Q
period 2007-11-03
BABYUNIVERSE, INC.
filed 2007-12-18
CIK 1325118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-32577

BabyUniverse, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0797093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 18th Street, Suite 1800 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 228-9000

(Former name, former address and former fiscal year, if changed since last report)

Former address: 150 South U.S. Highway One, Suite 500, Jupiter, Florida, 33477

Former fiscal year: December 31

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 11, 2007, the registrant had 24,215,075 shares of common stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BabyUniverse, Inc. and Subsidiaries

Consolidated Balance Sheets

	November 3, 2007 (Unaudited)	February 3, 2007
Assets
Cash and cash equivalents	610,896	1,773,836
Accounts receivable, net	3,060,746	1,611,055
Inventory, net	34,806,715	14,830,007
Prepaid expenses and other current assets	7,495,790	1,690,618
Assets related to discontinued operations	—	2,104,588

Total Current Assets	45,974,147	22,010,104

Fixed assets, net	5,248,310	3,874,502
Goodwill and intangible assets	70,327,490	—
Other assets, net	455,113	299,984

Total assets	122,005,060	26,184,590

Liabilities and Stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$19,259,290	$9,022,324
Accrued expenses and other current liabilities	4,070,229	1,861,696
Note payable-related party	—	53,000,000
Interest payable-related party	—	570,295
Note payable	21,217,776	—
Capital leases – current	472,279	504,272
Deferred rent	78,217	—
Deferred revenue	522,453	—
Liabilities associated with assets related to discontinued operations	—	152,181

Total Current Liabilities	45,620,244	65,110,769

Non-Current liabilities:
Capital lease- long-term	—	341,465
Lease Payable- long-term	16,010	—
Deferred Rent	—	71,708

Total Liabilities	45,636,255	65,523,942

Stockholders’ (deficit) equity:
Common Stock, $.001 par value, 50,000,000 shares authorized, 24,144,805 and 14,191,794 shares issued and outstanding as of November 3, 2007 and February 3, 2007, respectively	24,145	14,192
Additional paid-in capital	144,910,168	9,811,172
Accumulated deficit	(68,565,507)	(49,164,716)

Total stockholders’ (deficit) equity	76,368,806	(39,339,352)

Total liabilities and stockholders’ (deficit) equity	$122,005,060	$26,184,590

See accompanying notes to consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$16,196,508	$16,484,692	$30,464,541	$30,894,834
Cost of sales	10,581,461	10,880,078	21,011,472	21,236,703

Gross profit	5,615,047	5,604,614	9,453,069	9,658,131

Operating expenses:
Fulfillment	3,012,646	2,313,311	6,878,625	5,279,234
Selling and marketing	3,070,825	3,662,827	5,838,697	6,470,971
General and adminstrative	3,231,240	2,805,170	8,812,575	8,110,967

Total operating expenses	9,314,711	8,781,308	21,529,897	19,861,172

Operating loss	(3,699,664)	(3,176,694)	(12,076,828)	(10,203,041)
Other expense, net	(8,412)	(167)	(21,829)	(15,132)
Interest expense, net	(1,919,596)	(1,873,251)	(5,655,481)	(4,448,922)

Loss from continuing operations before income taxes	(5,627,672)	(5,050,112)	(17,754,138)	(14,667,095)

Income tax benefit	—	—	—	—
Loss from discontinued operations,	—	(914,420)	(1,646,653)	(4,563,160)
net of tax
Net loss	$(5,627,672)	$(5,964,532)	$(19,400,791)	$(19,230,255)

Loss per common share from continuing operations, basic and diluted	($0.31)	($0.34)	($1.10)	($1.05)
Loss per common share basic and diluted	($0.31)	($0.40)	($1.20)	($1.38)
Weighted average number of shares:
Basic and diluted	17,966,523	15,017,370	16,177,903	13,971,324

See accompanying notes to consolidated financial statements.

BabyUniverse, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended November 3, 2007	Nine Months Ended October 28, 2006
Operating Activities
Loss from continuing operations	(17,754,138)	(14,667,095)
Loss from discontinued operations	(1,646,653)	(4,563,160)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	965,431	699,406
Stock based compensation	34,704	—
Change in operating assets and liabilities:
Accounts receivable	(1,185,782)	(4,561,733)
Inventory	(18,477,291)	(10,813,220)
Prepaid expenses	(5,626,665)	(1,680,960)
Accounts payable, accrued expenses, and other liabilities	5,654,391	5,319,383

Net cash used in operating activities from continuing operations	(36,389,350)	(25,704,219)
Operating cash provided by (used in) discontinued operations	305,754	(5,736,883)

Net cash used in operating activities	(36,083,596)	(31,441,102)

Investing Activities
Purchase of fixed assets	(1,868,102)	(1,612,007)
Net assets acquired from Merger transaction, net of cash acquired	1,944,440	—

Net cash provided by (used in) investing activities	76,338	(1,612,007)

Financing Activities
Proceeds from related-party note payable	14,000,000	31,000,000
Payments of related-party note payable	—	—
Proceeds from revolving credit line	21,217,776	—
Principal payments on capital lease	(373,458)	(353,831)
Proceeds from issuance of preferred stock	—	—
Issuance of common stock related to Merger	—	—

Net cash provided by financing activities	34,844,318	30,646,169
Beginning cash and cash equivalents	1,773,836	2,671,608
Increase in cash and cash equivalents from continuing operations	(1,162,940)	(2,406,940)

Ending cash and cash equivalents	$610,896	$264,668

Non-cash investing and financing activities
Related party notes payable and accrued interest converted to common stock	$71,609,664	—

BabyUniverse, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organization

On October 12, 2007, BabyUniverse, Inc. (BabyUniverse) completed a merger with eToys Direct, Inc. (eToys Direct) pursuant to which Baby Acquisition Sub, Inc., or Merger Sub, which was a wholly-owned direct subsidiary of BabyUniverse, merged with and into eToys Direct, with eToys Direct thereupon becoming a wholly-owned direct subsidiary of BabyUniverse and the surviving corporation in the merger. The newly combined company is based in Denver, Colorado

BabyUniverse’s NASDAQ Global Market ticker symbol changed to “KIDS” on November 5, 2007. The new ticker symbol is part of our planned name change to “The Parent Company,” which we expect to complete in the fourth quarter of 2007.

Upon completion of the merger, approximately 16.3 million shares of BabyUniverse common stock were issued to eToys Direct, Inc. stockholders, and BabyUniverse assumed all of the stock options of eToys Direct, Inc. outstanding as of October 12, 2007. As a result of the merger, former eToys Direct stockholders owned, as of the closing, approximately 66.67% of the combined company on a fully-diluted basis and BabyUniverse stockholders, option holders and warrant holders immediately prior to the merger owned, as of the closing, approximately 33.33% of the combined company on a fully-diluted basis.

Note 2 – Basis of Presentation

Since former eToys Direct security holders own, after the merger, approximately 66.67% of the combined company on a fully-diluted basis and as a result of certain other factors, including that all members of the executive management of the combined company are from eToys Direct, eToys Direct is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. These financial statements reflect the historical results of eToys Direct prior to the merger and that of the combined company following the merger, and do not include the historical financial results of BabyUniverse prior to the completion of the merger. Stockholders’ equity has been retroactively restated to reflect the number of shares of common stock received by former eToys Direct security holders in the merger, after giving effect to difference between the par values of the capital stock of eToys Direct and BabyUniverse common stock, with the offset to additional paid-in capital exclusive of the conversion of outstanding debt as of February 3, 2007.

Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “BabyUniverse,” “we,” “us,” or “our” refers to the business of the combined company after the merger and the business of eToys Direct prior to the merger.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include estimating certain accrued expenses related to the merger, and estimates related to inventory reserves.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended November 3, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended February 3, 2007 included in our amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 28, 2007.

The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

BabyUniverse’s fiscal reporting year ends on the closest Saturday to January 31st. Our fiscal reporting quarter ends on the closest Saturday to the end of the last month of the fiscal quarter. BabyUniverse uses rounding in its financial presentations and as a result, for presentation purposes certain sums may not mathematically calculate. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Note 3 — Summary of Significant Accounting Policies

Concentrations of Risk. BabyUniverse maintains its cash and cash equivalents primarily with one major financial institution in the United States in the form of demand deposits. Deposits in this bank may exceed the amount of insurance provided on such deposits. BabyUniverse has not experienced any losses on its cash and cash equivalents.

BabyUniverse’s net revenues are primarily derived from a large number of individual retail consumers who pay for their purchases using credit cards. BabyUniverse uses third-party agencies to process and collect the receipts from these transactions. As of November 3, 2007 and February 3, 2007, amounts due from these agencies amounted to $1.1 million and $0.2 million, respectively. BabyUniverse also has accounts receivable from its distributors and manufacturers for product rebates, cooperative advertising, and volume discounts.

One customer accounted for 9.1% and 12.9% of net revenues for the three- and nine- month periods ended November 3, 2007, respectively, and one customer accounted for 19.1% and 13.9% of net revenues for the three- and nine-month periods ended October 28, 2006, respectively.

BabyUniverse’s ability to acquire products is dependent on its relationship with various suppliers from whom it purchases toys and related products. Additionally, BabyUniverse is dependent upon a number of third parties for customer service and support, hosting of its system infrastructure and database servers, and delivery of BabyUniverse’s products. If the product or service of any of these third parties is interrupted, it could have a material adverse impact on BabyUniverse’s operations.

Segment Information. SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that companies report information about operating segments in their financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services. The Company makes operating decisions based upon performance of the enterprise as a whole and utilizes its consolidated financial statements for decision making. Accordingly, the Company operates in one business segment, which focuses on providing toys, baby-related products and content via the Internet and catalogs.

Cash. BabyUniverse considers all highly liquid securities with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable. BabyUniverse’s accounts receivable consist primarily of cash due from strategic retail partners and third-party agencies used to process and collect receipts from retail customers. No allowance for doubtful accounts has been provided as of November 3, 2007 or February 3, 2007.

Inventory. Inventories primarily consist of toys and baby-related items and are stated at the lower of weighted-average cost or market. We write down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions. Inherent in this valuation are significant management judgments and estimates, including, among others, assessments concerning obsolescence and shrinkage rates. As of November 3, 2007 and February 3, 2007, BabyUniverse reserved $0.7 million and $0.8 million, respectively for negative margin inventory and inventory obsolescence.

Prepaid Expenses. Prepaid expenses consist primarily of prepaid catalog production costs, prepaid computer maintenance and support, prepaid packing and warehouse supplies, prepaid medical insurance, and prepaid business insurance.

Fixed Assets. Fixed assets, which include equipment, computers, and software, furniture and fixtures, and leasehold improvements, are depreciated on a straight-line basis over their estimated useful lives, ranging from three to eight years, or the life of the lease, whichever is shorter. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized as a gain or loss on disposition of the assets in other income (expense). Routine maintenance and repairs are expensed as incurred. Leased property meeting capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.

Deferred Rent. BabyUniverse leases office and warehouse space and other equipment under operating lease agreements which generally contain scheduled rent increases. BabyUniverse recognizes rent expense on noncancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as deferred rent.

Long-Lived Assets. BabyUniverse reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. BabyUniverse looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At November 3, 2007 and February 3, 2007, BabyUniverse determined there was no impairment.

Goodwill. The Goodwill on BabyUniverse’s balance sheet relates to the October 12, 2007 merger. Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets separate from goodwill. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then an analysis will be performed to compare the implied fair value with the carrying amount of goodwill. An impairment loss would be recognized in an amount equal to the difference. Fair value is generally based upon future cash flows discounted at a rate that reflects the risk involved or market-based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.

Deferred Revenue. Deferred revenue represents payments received from customers before products are shipped.

Revenue Recognition. Net sales are derived by BabyUniverse from Internet and catalog sales of products sold under BabyUniverse’s own brands and brands licensed from partners, and providing supply and fulfillment services to others. Net sales that are derived from Internet and catalog sales of products by BabyUniverse and through BabyUniverse’s partners’ e-commerce businesses are recorded net of allowances for returns and promotional discounts and include outbound shipping charges and other product-related services such as gift wrapping.

BabyUniverse recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: 1) the delivered item has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of undelivered items; and 3) delivery of any undelivered item is probable.

BabyUniverse recognizes revenue from product sales, net of estimated returns based on historical experience and current trends upon shipment of products to customers. BabyUniverse ships the majority of products from its fulfillment center in Blairs, Virginia. BabyUniverse also relies upon certain vendors to ship products directly to customers on its behalf. BabyUniverse acts as principal in these transactions, as orders are initiated directly through the e-commerce businesses that BabyUniverse operates, BabyUniverse takes title to the goods, and has the economic risk related to collection, customer service, and returns. BabyUniverse considers the criteria of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining the appropriate revenue recognition treatment. Generally, when BabyUniverse is the primary obligor in a transaction, has general inventory risk, establishes the selling price, has discretion in supplier selection, has physical loss inventory risk after order placement or during shipping, and has credit risk, or when management determines that the preponderance of these criteria have been met, BabyUniverse records revenue gross as a principal.

Cost of Sales. Cost of sales include the cost of products sold, the related inbound freight costs for these products, as well as outbound shipping and handling costs incurred by BabyUniverse and provisions for inventory shortages.

Vendor Allowances. BabyUniverse receives concessions from its vendors through a variety of programs and arrangements, including cooperative advertising and markdown reimbursement programs. Cooperative advertising allowances are reported as a reduction of advertising expense included in selling and marketing expense in the period in which the advertising occurred. All other vendor allowances are recognized as a reduction of cost of sales.

Shipping and Handling Expenses. In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, outbound shipping charges billed to customers are included in net sales and amounted to $2.1 million and $4.4 million for the three- and nine-month period ended November 3, 2007, and $2.4 million and $4.7 million for the three- and nine-month period ended October 28, 2006.

Outbound shipping and handling charges incurred by BabyUniverse are included within cost of sales and amounted to $1.7 million and $3.8 million for the three- and nine-month period ended November 3, 2007, and $2.1 million and $4.0 million for the three- and nine-month period ended October 28, 2006.

Fulfillment Expenses. BabyUniverse defines fulfillment costs as personnel, occupancy, and other costs associated with its Blairs, Virginia, fulfillment center, personnel and other costs associated with its logistical support and vendor operations departments, and third-party warehouse and fulfillment services costs.

Selling and Marketing. Sales and marketing expenses include customer service costs, credit card fees, royalty expenses, net advertising, and promotional expenses incurred by BabyUniverse on behalf of its partners’ e-commerce businesses, and payroll related to the buying, business management, and marketing functions of BabyUniverse. Net partner revenue share charges are royalty payments made to BabyUniverse’s partners in exchange for the use of their brands, the promotion of its partners’ URLs, Websites, and toll-free telephone numbers in whose marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that BabyUniverse operates for its partners, and other programs and services provided to the customers of the e-commerce businesses that BabyUniverse operates for its partners, net of amounts reimbursed to BabyUniverse by its partners. Partner royalty expenses were $0.5 million and $1.2 million for the three- and nine-month period ended November 3, 2007, and $0.6 million and $1.0 million for the three- and nine-month period ended October 28, 2006.

Advertising. Advertising costs include online marketing efforts, print advertising, and other direct marketing strategies, and are generally expensed as incurred in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (SOP) 93-7, Reporting on Advertising Costs. Online marketing fees and media placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising costs were $1.6 million and $2.3 million for the three- and nine-month period ended November 3, 2007, and $2.1 million and $3.0 million for the three- and nine-month period ended October 28, 2006, and are included in selling and marketing expenses.

Income Taxes. BabyUniverse accounts for income taxes under the asset and liability method whereby deferred income taxes are recorded for the temporary differences between the amounts of assets and liabilities reported in the consolidated financial statements and amounts as measured for tax purposes. A valuation allowance is recorded when management believes it is more likely than not that BabyUniverse will not utilize a portion or all of its net deferred tax assets.

Earnings (Loss) per Share. BabyUniverse computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share (EPS) is computed by dividing the net earnings (loss) from operations for the period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through share-based compensation including stock options, restricted stock awards, warrants and other convertible securities. For the three and nine month periods ended November 3, 2007 and October 28, 2006, BabyUniverse reported net losses. The diluted earnings per share are not presented for those periods since the effect is antidilutive.

Note 4 – Merger

BabyUniverse is in the process of completing the review and determination of the fair values of certain assets and liabilities acquired in conjunction with the merger, and therefore its preliminary estimates are subject to adjustment and the allocation of purchase price may be further revised. The components of the preliminary purchase price allocation to the estimated fair values of the acquired assets and assumed liabilities related to the merger described in Note 1 are as follows:

Fair market value of shares received in merger	$62,142,964
Severance liabilities	1,067,550
Restructuring liabilities	1,218,472
Total Expenses	2,450,627

Total amount to be allocated:	66,879,613

Allocation to acquired assets and assumed liabilities:
Goodwill	64,751,490
Other intangible assets
Trademarks/Trade names	5,187,000
Internet retail customer relationships	81,000
Content customer relationships	308,000
Other tangible assets and assumed liabilities:
Cash	102,525
Accounts receivable	263,909
Inventory	1,499,417
Property and equipment	471,137
Other assets	333,635
Accounts payable	(3,991,280)
Accrued liabilities	(1,343,422)
Deferred revenue	(783,798)

Amounts allocated:	$66,879,613

Pro Forma Disclosures Related to Merger

The following pro forma information is presented as if the merger had been consummated at the beginning of each period presented in the financial statements. The pro forma presentation is based on the actual results of eToys Direct for the three- and nine- months periods ended November 3, 2007, and October 28, 2006, respectively, and the actual results of the former BabyUniverse business for the three- and nine- months periods ended September 30, 2007, and 2006, respectively. Adjustments to the pro forma financial information include the additional expense for estimated intangible amortization of intangible assets related to the merger, the reversal of amortization of intangible assets not related to the merger, reversal of certain interest expense related to debt that was converted to equity, and the elimination of discontinued operations of eToys Direct discontinued operation, which was sold to a third party in January, 2007. The following pro forma financial information is not necessarily indicative of the results of operations that would have occurred had eToys Direct and BabyUniverse constituted a single entity during such periods, nor is it necessarily indicative of future operating results.

Pro Forma Condensed Combined Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$22,570,360	$25,360,034	$52,814,156	$57,763,265
Gross profit	7,183,276	8,278,236	15,484,347	17,501,460
Net loss	$(5,592,904)	$(2,963,006)	$(17,239,793)	$(11,708,206)

Note 5 – Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect adoption of SFAS No. 159 to have a material impact, if any, on BabyUniverse’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the adopting company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. BabyUniverse is currently evaluating the impact SFAS No. 157 may have on its consolidated financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109 “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006, with early adoption permitted. Effective February 1, 2007, BabyUniverse adopted FIN No. 48, and there was no material impact on BabyUniverse’s financial position or results of operations.

Note 6 – Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. The Company adopted SFAS No. 123(R) effective January 29, 2006. BabyUniverse adopted the prospective method of transition under the statement. Under this method, BabyUniverse began recognizing the compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, BabyUniverse recognizes the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes.

The following tables illustrate options outstanding under all plans as of November 3, 2007 and February 3, 2007:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at February 3, 2007	507,266	$3.80
Granted	50,000	$6.16
Exercised	(3,890)	$1.81
Cancelled	(123,686)	$7.17

Balance at November 3, 2007	429,690	$3.12

Options Exercisable at November 3, 2007	299,607	$2.74

Note 7 – Net Loss Per Share

Basic loss per share are based on the weighted average number of common shares outstanding. Diluted loss per share are based on the weighted average number of common shares and equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net loss attributable to common shareholders	$(5,627,672)	$(5,964,532)	$(19,400,791)	$(19,230,255)

Weighted average number of shares outstanding:
Basic number of common shares outstanding	17,966,523	15,017,370	16,177,903	13,971,324

Diluted number of common shares outstanding	17,966,523	15,017,370	16,177,903	13,971,324

Basic earnings per share (weighted average)	$(0.31)	$(0.40)	$(1.20)	$(1.38)

Diluted earnings per share (weighted average)	$(0.31)	$(0.40)	$(1.20)	$(1.38)

The total number of potential common shares excluded from the diluted earnings per share because they were anti-dilutive were 472,544 and 408,377 for the three months ended November 3, 2007 and October 28, 2006, and 455,305 and 294,554 respectively for the nine months ended November 3, 2007 and October 28, 2006.

Note 8 – Intangible Assets

Amortizable intangible assets recognized in conjunction with the merger on October 12, 2007 are amortized over the period of expected benefit ranging from one to eight years, unless they were determined to be subject to indefinite lives. BabyUniverse reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The following table sets forth the components of intangible assets as of November 3, 2007, all of which relate to the merger on October 12, 2007. In addition to the amortizable intangible assets listed below, BabyUniverse identified $5.2 million in trademarks and trade names related to the merger that have indefinite lives and will therefore not be amortized over time. There were no intangible assets recorded as of February 3, 2007:

	November 3, 2007
Amortizable Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net	Useful Lives
Content customer relationships	308,000	(18,564)	$289,436	12 months
Retail customer relationships	81,000	(6,527)	74,473	9 months

Total amortized intangible assets	$389,000	$(25,091)	$363,909

Note 9 – Note and Capital Lease Payables

Debt outstanding at November 3, 2007 and February 3, 2007 was as follows:

	November 3, 2007	February 3, 2007
$25M Revolver, prime rate	$21,217,776	$—
$50M Revolver, 13.25% fixed		50,000,000
$3M Note Payable, 13.25% fixed		3,000,000
Capital leases - current	472,279	845,737
Capital leases - long term	16,010
Total debt	$21,706,065	$53,845,737

Prior to the merger, BabyUniverse was indebted to certain entities in the D.E. Shaw group, which are affiliates of BabyUniverse’s largest shareholder, in the amount of $67 million plus approximately $4.6 million in accrued interest payable. The debt was comprised of a $50 million Revolving Credit Agreement with D.E. Shaw eToys Acquisition Holdings, L.L.C., a $15 million revolving credit agreement with D.E. Shaw AQ-SP Series 2-01, L.L.C., and a loan of $2 million from D. E. Shaw AQ-SP Series 6-07, L.L.C. The debt and accrued interest were converted to 12,822,043 shares eToys Direct, Inc common stock, then subsequently converted to 5,967,472 shares of BabyUniverse common stock immediately prior to the merger on October 12, 2007.

On June 29, 2007, BabyUniverse entered into a $25.0 million bank credit facility with a non-related party, with a Revolving Maturity Date that is the earlier of June 29, 2010 and the date on which the Revolving Commitments are reduced to zero or otherwise terminated. Substantially all of BabyUniverse’s assets have been used as collateral for the credit facility, including without limitation accounts receivables and intellectual property. The Credit Facility interest rate is based upon the Prime Rate or LIBOR plus 200 basis points. As of November 3, 2007, BabyUniverse had $21,217,776 outstanding on this credit facility. In December, BabyUniverse became aware that it had not met certain minimum EBITDA thresholds that were required to remain in compliance with covenants stipulated in its revolving credit agreement. The minimum EBITDA threshold was triggered by BabyUniverse’s credit availability falling below 15% of the Company’s gross availability as specified in the agreement. On December 14, 2007, BabyUniverse’s lender waived the Company’s failure to comply with certain minimum EBITDA thresholds for the four and five months ending October 31, 2007 and November 30, 2007. In consideration of the lender’s waiver, BabyUniverse agreed that it would not allow its available credit line to fall below 25% of its gross availability until February 29, 2008.

Note 10 – Income Taxes

BabyUniverse accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the consolidated financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

At February 3, 2007, approximately $51.9 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2025, including approximately $6.9 million of net operating loss carryforwards generated by BabyUniverse. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the tax net operating losses available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company greater than 50% within a three-year period results in an annual limitation on the company’s ability to utilize the net operating loss carryforwards from tax periods prior to the ownership change. As a result of the BabyUniverse transaction, which is considered a significant change in ownership for tax purposes, the BabyUniverse net operating losses would be subject to such limitations, however the Company has not yet prepared a detailed analysis to quantify the amount of such limitations.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the limited history of the Company and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is more-likely-than-not that the Company will not realize the benefits of these deductible differences and, therefore, a full valuation allowance against the net deferred tax assets has been established. Currently the Company is not under any income tax audit by any federal jurisdiction. We are not aware of any issues or positions taken on previously filed income tax returns that would materially affect our cumulative net operating loss carry forwards or which would result in the payment of additional tax, though adjustments may be made based on potential audits by such federal jurisdictions until all applicable statutes of limitation expire.

Note 11 – Private Placement Transactions

On November 7, 2007, BabyUniverse entered into an agreement with an advisor pursuant to which BabyUniverse issued 16,667 shares of its common stock in consideration of services provided in connection with the merger valued at $0.2 million.

In August 2007, four holders of outstanding warrants, and two holders of outstanding options agreed to purchase an aggregate of 414,724 shares of pre-merger BabyUniverse common stock entered into agreements with BabyUniverse to modify the terms of the underlying warrant and option agreements to provide that all other rights of such holders under such agreements were cancelled immediately after the closing of the merger ,in exchange for the simultaneous automatic exercise, on a cashless basis, of such holders’ rights under such agreements to receive an aggregate of 130,893 shares of BabyUniverse common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Merger

On October 12, 2007, BabyUniverse completed a merger with eToys Direct pursuant to which Baby Acquisition Sub, Inc., or Merger Sub, which was a wholly-owned direct subsidiary of BabyUniverse, merged with and into eToys Direct, with eToys Direct thereupon becoming a wholly-owned direct subsidiary of BabyUniverse and the surviving corporation in the merger. The newly combined company is based in Denver.

Our NASDAQ Global Market ticker symbol changed to “KIDS” on November 5, 2007. The new ticker symbol is part of our planned name change to “The Parent Company,” which we expect to complete in the fourth quarter of fiscal 2007.

Upon completion of the merger, approximately 16.3 million shares of BabyUniverse common stock were issued to eToys Direct stockholders, and BabyUniverse assumed all of the stock options of eToys Direct outstanding as of October 12, 2007, which totaled approximately 0.2 million shares on an as-converted basis. As a result of the merger, former eToys Direct stockholders and option holders owned, as of the closing, approximately 66.67% of the combined company on a fully-diluted basis and BabyUniverse stockholders, option holders and warrant holders immediately prior to the merger owned, as of the closing, approximately 33.33% of the combined company on a fully-diluted basis.

Unless specifically noted otherwise, “BabyUniverse,” “we,” “us,” or “our” refers to the business of the combined company after the merger and the business of eToys Direct prior to the merger.

Overview of Company

BabyUniverse, Inc. is a leading commerce, content and new media company for growing families. We provide comprehensive eCommerce and eContent resources to help families plan, play and grow.

Toy Products

eToys.com and KBtoys.com. Through our websites, eToys.com and KBtoys.com (which we operate under a licensing agreement with KB Holdings, LLC) we are a leading online retailer of toys, video games, electronics, party goods, movies, videos and baby products. The sites offer a wide selection of nationally advertised toys with a special emphasis on learning toys and specialty items. The eToys site features a Learning Toys department, with top systems from Fisher-Price, LeapFrog and Vtech. Additional departments include: Toys and Games, Kid’s Room Décor, Baby, Party Supplies, Video Games, Electronics, Movies and Videos and PC Software. We also add rotating departments on a seasonal basis, which include Halloween costumes and accessories and popular holiday specific toys. These sites feature more than 150,000 customer product reviews offering shoppers independent feedback from others. The sites also feature a gift finder within the gift center, a Wish List, an interactive video game system builder, online order tracking and a question-and-answer based help section. During peak holiday season in 2007 (September through December), we offered more than 24,000 products on each site, representing hundreds of brands.

My Twinn.com. Through our proprietary My Twinn doll business, we sell our highly distinctive My Twinn personalized dolls created by our in-house artisans to resemble a customer’s child. We believe My Twinn dolls are the only such fully customized dolls available in the marketplace. Each doll is lifelike and unique, designed specifically to match our customer’s child, including eye color, skin tone and hair length, texture and color. Our artisans create the doll based on customer-provided information and up to three photos, which can be provided and uploaded online. Along with the custom doll, we also offer a range of matching girl-and-doll clothing, furniture and accessories, as well as the My Twinn Doll Hospital, a doll repair service offering cleaning, limb replacement and full heirloom restoration. The My Twinn online store (www.mytwinn.com) offers a full range of dolls, clothing and accessories along with gift ideas. We hold several patents related to the My Twinn personalized doll and all of the related products and accessories are proprietary. Our My Twinn products are available only through the My Twinn catalog, the My Twinn website and QVC.

Strategic Retail Partnerships. We have established strategic retail relationships with the online stores of major national retailers, such as Amazon, Buy.com, Kmart, Macys, QVC and Sears. Through our partner sites, we offer toy merchandise to a broad customer base and provide our partners with our toy-buying expertise, inventory control and fulfillment. These partnership arrangements allow us to offer our products via these popular and heavily trafficked online sites in exchange for a percentage of the sales revenue, which varies based on volume and product assortment.

Baby Products

BabyUniverse.com and DreamtimeBaby.com. Through the BabyUniverse website, we are a leading online retailer of brand-name baby, toddler and maternity products. The BabyUniverse website is designed to be an online superstore for new and expectant parents, while the Dreamtime Baby site highlights baby bedding. The sites feature thousands of baby products, including strollers, car seats, high chairs, nursery furniture, bedding, feeding and bathing items from hundreds of top name brands including: Bugaboo, Britax, Graco, Combi and Peg-Perego. We have departments dedicated to Baby Gear, Nursery, Bedding, Feeding, Bathing, Toys and Toddler/Big Kids. We ship many items directly to the customer from our fulfillment center, or they are sent from our large network of drop shippers. We also offer a Gift Registry feature that allows registrants to create a wish list share it via e-mail, and a question-and-answer based help section.

Luxury Products

PoshTots.com and PoshLiving.com. We reach some of the country’s most affluent consumers through our PoshTots.com and PoshLiving.com sites. As a high-end retailer of children’s furniture and room décor, we feature artisan-crafted cribs, nursery furniture, toddler beds, bedding and accessories. Our departments include: Nurseries for Boys, Nurseries for Girls, Nurseries for Either, Bedrooms for Girls and Bedrooms for Boys. Customers can also shop by category, theme or designer room. Our on-staff interior designers work directly with customers pre- and post-purchase. Through our PoshLiving.com site, we offer high-end home furniture, bedding & bath, wall décor, lighting, gifts and home accessories designed to appeal to busy families with designer tastes.

eContent

BabyTV.com. BabyTV.com is the flagship eContent site of BabyUniverse, Inc. and the first Internet-based television network dedicated to moms. BabyTV.com offers new and expectant parents broadcast-quality streaming video and comprehensive articles related to all aspects of parenting. We have partnered with major media companies to bring high-quality parenting programming to our audience. Our social networking features allow parents to upload videos and connect with others via message boards, blogs, forums and photo galleries blogs, chat rooms and bulletin boards. We also partner with major manufacturers to sponsor our coverage of the juvenile industry trade shows.

PoshCravings.com. Through PoshCravings.com, we reach new and expectant moms with content features, product picks and social networking. PoshCravings.com features four fictional characters as they navigate the challenges of motherhood, relationships and work-life balance. The site features the characters’ bios, sponsored shopping picks, articles on fashion, pregnancy, family, shopping, celebrities and travel. The characters frequently interview celebrity guests. The Community section of the website includes message boards, blogs, forums and photo galleries. Advertisers include high-end retailers of women’s clothing, maternity and children’s products.

ePregnancy.com. The ePregnancy.com website offers couples advice from pre-conception to babyhood, with comprehensive articles on conception, an outline of pregnancy week-by-week and product recommendations for this information-hungry audience. Through our Community section, we give readers the opportunity to connect via message boards, blogs, forums and photo galleries.

Seasonality

Our business is highly seasonal, reflecting the general patterns of peak sales for the retail industry during the holiday shopping season. Historically, a substantial portion of our net revenues occur during our fourth fiscal quarter ending around January 31. For the fiscal year ended February 3, 2007, approximately 74% of our net sales occurred in our fourth fiscal quarter. While we anticipate that the operations acquired in the merger will reduce our historic seasonality, we believe our business will continue to be highly seasonal. We generally experience lower net revenues during the first, second and third fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In anticipation of increased sales activity during the fourth fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Results of Operations

The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Our fiscal reporting year ends on the closest Saturday to January 31st. Our fiscal reporting quarter ends on the closest Saturday to the end of the last month of the fiscal quarter. We use rounding in our financial presentations and as a result, for presentation purposes certain sums may not mathematically calculate. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Three Months Ended
	November 3, 2007		October 28, 2006		Change
	Dollars	%	Dollars	%	Dollars	%
Net sales	$16,196,508	100.0%	$16,484,692	100.0%	$(288,184)	-1.7%
Cost of sales	10,581,461	65.3%	10,880,078	66.0%	(298,617)	-2.7%

Gross profit	5,615,047	34.7%	5,604,614	34.0%	10,433	0.2%

Operating expenses:
Fulfillment	3,012,646	18.6%	2,313,311	14.0%	699,335	30.2%
Selling and marketing	3,070,825	19.0%	3,662,827	22.2%	(592,002)	-16.2%
General and adminstrative	3,231,240	20.0%	2,805,170	17.0%	426,070	15.2%

Total operating expenses	9,314,711	57.5%	8,781,308	53.3%	533,403	6.1%
Operating loss	(3,699,664)	-22.8%	(3,176,694)	-19.3%	(522,970)	16.5%
Other expense, net	(8,412)	-0.1%	(167)	0.0%	(8,245)	nm
Interest expense, net	(1,919,596)	-11.9%	(1,873,251)	-11.4%	(46,345)	2.5%

Loss from continuing operations before income taxes	(5,627,672)	-34.7%	(5,050,112)	-30.6%	(577,560)	11.4%

Income tax benefit
(Loss) from discontinued operations, net of tax	—	0.0%	(914,420)	-5.5%	914,420	-100.0%
Net loss	$(5,627,672)	-34.7%	$(5,964,532)	-36.2%	$336,861	-5.6%

Comparison of Quarter Ended November 3, 2007 to Quarter Ended October 28, 2006

Net Sales

Net sales consist of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for order delivery. Our gift-wrap revenue consists of amounts we charge our customers for gift-wrapping products.

Net sales for our third quarter ended November 3, 2007 declined $0.3 million to $16.2 million from $16.5 million in the comparable quarter of the prior year. Changes in net sales from period to period are primarily attributable to the timing of catalog distributions, the level and effectiveness of our advertising and commission spending which is impacted by competition for key internet search words, as well as to factors such as changes in our sales conversion rates and expanded product offerings. Changes to net sales are a reflection primarily of changes in the volume of products shipped and the mix of products sold, rather than price changes or the introduction of new products. The $0.3 million decline was primarily attributable to a $1.9 million decline in sales at one of our strategic retail partners, due to the elimination of their September catalog and reduced performance of their October catalog. This was offset by $1.0 million in sales from product lines acquired in the merger with the former BabyUniverse business included in the third quarter ended November 3, 2007, compared to no sales in the comparable quarter of the prior year, and $0.6 million increase in sales in the toy and proprietary custom doll business.

Cost of Sales

Cost of sales include the cost of products sold, the related inbound freight costs for these products, as well as outbound shipping and handling costs incurred by us and provisions for inventory shortages.

Cost of sales were $10.6 million and $10.9 million for fiscal third quarter ended November 3, 2007 and October 28, 2006, respectively, representing 65.3% and 66.0% of net sales, respectively. The 2.7% decrease in cost of sales during this period was mainly attributable to the 1.7% decrease in net revenues. The decrease in cost of sales as a percentage of net revenues during this period was primarily attributable to improved product mix, as the increase in sales of higher margin proprietary custom doll products had a positive effect on the cost of sales in the quarter ended November 3, 2007.

Gross profit

Gross profit was $5.6 million in the third quarter ended November 3, 2007, as compared to $5.6 million in the quarter ended October 28, 2006, respectively. Gross margin as a percentage of total revenues increased to 34.7% in the third quarter from 34.0% in the comparable quarter last year. The increase in gross margins was primarily attributed to improved product mix, as the increase in sales of higher margin proprietary custom doll products had a positive effect on the gross margin in the quarter ended November 3, 2007.

Operating Expenses

Fulfillment expenses

Fulfillment costs consist of personnel, occupancy, and other costs associated with our Blairs and Ringgold, Virginia fulfillment centers, personnel and other costs associated with our logistical support and vendor operations departments, and third-party warehouse and fulfillment services costs.

Fulfillment expenses increased to $3.0 million in the third quarter ended November 3, 2007 from $2.3 million in the comparable quarter last year. During the three months ended October 28, 2006, Silvestri, our discontinued operation, was allocated $0.5 million of fixed fulfillment cost that were not allocated in the three months ended November 3, 2007, since the business was sold at the beginning of fiscal 2007.

Selling and Marketing expenses

Sales and marketing expenses consist of customer service costs, credit card fees, royalty expenses, net advertising, catalog marketing costs and promotional expenses incurred by us on behalf of our partners’ eCommerce businesses, and payroll related to our buying, business management, and marketing functions.

Selling and marketing expenses declined to $3.1 million in the third quarter ended November 3, 2007 from $3.7 million in the comparable quarter last year, due primarily to marketing costs related to the production of a catalog for a strategic retail partner that were included in the prior year’s selling and marketing expense and have since been assumed by the partner.

General and Administrative expenses

General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer sales and service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.

General and administrative expenses increased to $3.2 million in the third quarter ended November 3, 2007 from $2.8 million in the comparable quarter last year, due primarily to the additional general and administrative expenses associated with the merger.

Other Income and Expenses

Interest expense. Interest expense was comparable at $1.9 million for the three month periods ended November 3, 2007 and October 28, 2006, respectively.

Income taxes. There was no provision for income taxes for the quarters ended November 3, 2007, and October 28, 2006, respectively. We had net operating loss carry forwards of approximately $51.9 million at February 3, 2007, which will expire in various years through 2025. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

Loss from discontinued operations. In July of 2006, our board of directors approved a plan to sell our wholesale gift business, Silvestri. On January 31, 2007, we sold the majority of the Silvestri assets consisting of inventory, pre-paid assets, and intellectual property. Additionally, the acquirer also assumed the certain leases related to the Silvestri business. As of the end of the third quarter of 2007 the company no longer had any matrial assets or liabilities associated with the discontinued operations.

	Nine Months Ended
	November 3, 2007		October 28, 2006		Change
	Dollars	%	Dollars	%	Dollars	%
Net sales	$30,464,541	100.0%	$30,894,834	100.0%	$(430,293)	-1.4%
Cost of sales	21,011,472	69.0%	21,236,703	68.7%	(225,231)	-1.1%

Gross profit	9,453,069	31.0%	9,658,131	31.3%	(205,062)	-2.1%

Operating expenses:
Fulfillment	6,878,625	22.6%	5,279,234	17.1%	1,599,391	30.3%
Selling and marketing	5,838,697	19.2%	6,470,971	20.9%	(632,274)	-9.8%
General and adminstrative	8,812,575	28.9%	8,110,967	26.3%	701,608	8.7%

Total operating expenses	21,529,897	70.7%	19,861,172	64.3%	1,668,725	8.4%
Operating loss	(12,076,828)	-39.6%	(10,203,041)	-33.0%	(1,873,787)	18.4%
Other expense, net	(21,829)	-0.1%	(15,132)	0.0%	(6,697)	nm
Interest expense, net	(5,655,481)	-18.6%	(4,448,922)	-14.4%	(1,206,559)	27.1%

Loss from continuing operations before income taxes	(17,754,138)	-58.3%	(14,667,095)	-47.5%	(3,087,043)	21.0%

Income tax benefit
(Loss) from discontinued operations, net of tax	(1,646,653)	-5.4%	(4,563,160)	-14.8%	2,916,507	-63.9%
Net loss	$(19,400,791)	-63.7%	$(19,230,255)	-62.2%	$(170,536)	0.9%

Comparison of Nine Months Ended November 3, 2007 to Nine Months Ended October 28, 2006

Net Sales. Net sales for the nine-month period ended November 3, 2007 declined $0.4 million to $30.5 million from $30.9 million in the comparable period of the prior year. Changes in net sales from period to period are primarily attributable to the timing of catalog distributions, the level and effectiveness of our advertising and commission spending which is impacted by competition for key words, as well as to factors such as changes in our sales conversion rates and expanded product offerings. Changes to net sales are a reflection primarily of changes in the volume of products shipped and the mix of products sold, rather than price changes or the introduction of new products. Shipping charges billed to customers are also included in net sales. The $0.4 million decline was primarily attributable to a $2.1 million decline in sales at one of our strategic retail partners, due to the elimination of their September catalog and reduced performance of their October catalog. This was offset by $1.0 million in sales from product lines acquired in the merger with the former BabyUniverse business included in the nine-month period ended November 3, 2007, compared to no sales in the comparable period of the prior year, and $0.7 million increase in sales in the toy and proprietary custom doll business.

Cost of Sales. Cost of sales were $21.0 million and $21.2 million for the nine months ended November 3, 2007 and October 28, 2006, respectively, representing 69.0% and 68.7% of net sales, respectively. The 1.1% decrease in cost of sales during this period was mainly attributable to the 1.4% decrease in net revenues. The increase in cost of sales as a percentage of net revenues during this period was primarily attributable to increased freight costs and increased promotion and discounts.

Gross profit. Gross profit was $9.5 million in the nine-month period ended November 3, 2007 compared to $9.7 million in the comparable period last year. Gross margin as a percentage of total revenues decreased to 31.0% in the nine-month period from 31.3% in the comparable period last year. The decrease in gross margins as a percentage of net revenues during this period was primarily attributable to increased freight costs and increased promotion and discounts.

Fulfillment expenses. Fulfillment expenses increased to $6.9 million in the nine-month period ended November 3, 2007 from $5.3 million in the comparable period last year. During the nine months ended October 28, 2006, Silvestri, our discontinued operation, was allocated $1.4 million of fixed fulfillment cost compared to $0.3 million in the nine months ended November 3, 2007.

Selling and Marketing expenses. Selling and marketing expenses declined to $5.8 million in the nine-month period ended November 3, 2007 from $6.5 million in the comparable period last year, due primarily to marketing costs for a strategic retail partner catalog production that were included in the prior year’s expense and have since been assumed by the partner.

General and Adminsitrative expenses. General and administrative expenses increased to $8.8 million in the nine-month period ended November 3, 2007 from $8.1 million in the comparable period last year. This increase of $0.7 million was due primarily to an increase in fixed payroll and to the additional general and administrative expenses associated with the acquired baby business.

Interest expense. Interest expense increased to $5.7 million in the nine-month period ended November 3, 2007 from $4.4 million in the comparable period of the prior year, due primarily to an increase in the average debt outstanding balance in the nine-month period ended November 3, 2007, compared to the comparable period last year.

Income taxes. There was no provision for income taxes for the nine-month period ended November 3, 2007, and October 28, 2006, respectively. We had net operating loss carry forwards of approximately $51.9 million at February 3, 2007, which will expire in various years through 2025. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

Loss from discontinued operations. In July of 2006, our board of directors approved a plan to sell our wholesale gift business, Silvestri. On January 31, 2007, we sold the majority of the Silvestri assets consisting of inventory, pre-paid assets, and intellectual property. Additionally, the acquirer also assumed the certain leases related to the Silvestri business. As of the end of the third quarter of 2007 the company no longer had any material assets or liabilities associated with the discontinued operations.

Liquidity and Capital Resources

Net cash used by operating activities totaled $36.4 million for the nine-month period ended November 3, 2007. During the period, our net loss was $17.8 million. Depreciation and amortization was $1.0 million. Cash used for increases in accounts receivable, inventory and prepaid expenses was $25.2 million. Cash provided for increases in accounts payable, accrued expenses and other liabilities were $5.6 million. Net cash used in discontinued operations totaled $0.3 million for the nine-month period ended November 3, 2007. Net cash used by operating activities totaled $25.7 million for the nine-month period ended October 28, 2006. During the period, our net loss was $14.7 million. Depreciation and amortization was $0.7 million. Cash used for increases in accounts receivable, inventory and prepaid expenses was $17.1 million. Cash provided for increases in accounts payable, accrued expenses and other liabilities were $5.3 million. Net cash used in discontinued operations totaled $5.7 million for the nine-month period ended October 28, 2006.

Net cash used by investing activities was $0.1 million for the nine-month period ended November 3, 2007, consisting of $1.9 million in capital expenditures, and $1.9 million in net liabilities acquired in the merger. Net cash used by investing activities was $1.6 million for the nine-month period ended October 28, 2006, consisting of $1.6 million in capital expenditures.

Net cash provided by financing activities was $34.8 million for the nine-month period ended November 3, 2007. Cash provided by payables to a related party was $14.0 million. Cash provided by a revolving credit line was $21.2 million. Cash used for payments on capital leases were $0.4 million. Net cash provided by financing activities was $30.6 million for the nine-month period ended October 28, 2006. Cash provided by a note payable to a related party was $31 million. Cash used for payments on capital leases was $0.4 million.

As of November 3, 2007, our principal source of liquidity was a $25 million revolving credit line that we currently believe, together with cash generated from operations, will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. We currently expect to seek additional equity and or additional debt financing to support our long-term obligations and needs. However, there can be no assurance that it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. In December, BabyUniverse became aware that it had not met certain minimum EBITDA thresholds that were required to remain in compliance with covenants stipulated in its revolving credit agreement. The minimum EBITDA threshold was triggered by BabyUniverse’s credit availability falling below 15% of the Company’s gross availability as specified in the agreement. On December 14, 2007, BabyUniverse’s lender waived the Company’s failure to comply with certain minimum EBITDA thresholds for the four and five months ending October 31, 2007 and November 30, 2007. In consideration of the lender’s waiver, BabyUniverse agreed that it would not allow its available credit line to fall below 25% of its gross availability until February 29, 2008.

Contractual Obligations

The following tables summarize our contractual obligations as of November 3, 2007 and the expected effect on liquidity and cash flows. Payments remaining due by period are as follows:

Description	Total	2007	2008 through 2010	2011 Through 2013	After 2012
Revolving credit line	21,217,776	1,768,148	19,449,628	—	—
Operating leases	4,719,596	703,310	3,346,416	669,871	—
Capital leases	488,289	143,887	339,142	5,260.08	—

Off-Balance Sheet Arrangements

We do not have or engage in any significant off-balance sheet arrangements.

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

Special Note Regarding Forward Looking-Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. You are advised to consult further disclosures we may make on related subjects in our future filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses

•	purchasers of toys and child-related products, baby, toddler and maternity products and baby bedding and furniture may not choose to shop online, which could prevent us from increasing revenues

•	we intend to undertake acquisitions to expand our business, which may pose risks to our existing shareholders

•	we may not succeed in continuing to establish our various brands, which could prevent us from acquiring customers and increasing our revenues

•	we face significant competition

•	we rely exclusively on the sale of toys and child-related products baby, toddler and maternity products and baby bedding and furniture for our revenues and demand for these products could decline

•	if we fail to successfully maintain or expand our fulfillment capabilities, we may not be able to increase our revenues

•	we rely on the services of our key personnel, any of whom would be difficult to replace

•	failure to adequately protect our intellectual property could damage our reputation and harm our business

•	if use of the internet for online commerce does not continue our business would be harmed

•	our revenues may be negatively affected if we are required to charge taxes on purchases

•	our failure to protect confidential information of our customers would harm our business

•	interruptions to our systems that impair customer access to our website would harm our business

Furthermore, in some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. In evaluating these statements, you should specifically consider various factors including the risks outlined in the Risk Factors section referenced in Item 1A of Part II of this Quarterly Report on Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of November 3, 2007 was held in an overnight sweep account.

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

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within BabyUniverse have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Unless specifically noted otherwise, “BabyUniverse,” “we,” “us,” or “our” refers to the business of the combined company after the merger and the business of eToys Direct prior to the merger.

General Risks

If we do not successfully integrate our and eToys Direct’s business operations, the anticipated benefits of the merger may not be fully realized or may not occur for an extended period of time.

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

The costs associated with the merger may harm the financial results of the combined company.

BabyUniverse and eToys Direct have incurred substantial direct transaction costs associated with the merger, and additional substantial costs associated with the consolidation and integration of operations after the consummation of the merger. If the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.

Our single largest shareholder and its affiliates owns in excess of 60% of our common stock and may be able to exercise significant influence over the outcome of matters to be voted on by our shareholders.

Following the consummation of the merger, an entity within the D. E. Shaw group collectively owns in excess of 60% of our common stock. Accordingly, the D. E. Shaw group shareholder will be able to exercise significant influence with respect to the election of directors, offers to acquire us and other matters submitted to a vote of our shareholders. The D. E. Shaw group shareholder may have interests that are different from, or are in addition to, the interests of other shareholders generally.

Our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses.

eToys Direct was originally incorporated in February 2004 and began selling products in May 2004 with the acquisition of certain assets of KB Online Holdings, LLC. BabyUniverse was incorporated in 1997, as Everything But The Baby Inc., and initially operated the domain name www.everythingbutthebaby.com but later began to market products under the BabyUniverse brand at www.babyuniverse.com. As a result, we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. You must consider our business and prospects in light of the risks and difficulties we may face as an early stage company with limited operating history. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and operating experience and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. Our failure to successfully address these risks and difficulties would seriously harm our business.

We have a history of significant losses. If we do not achieve or sustain profitability, our financial condition and stock price could suffer.

We have a history of losses and we may continue to incur losses for the foreseeable future. As of November 3, 2007, our accumulated deficit was approximately $68.6 million. We have not achieved profitability for a full fiscal year. If our revenues grow too slowly, or if our expenses continue to exceed our income, we will not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition could be adversely affected.

Because we experience seasonal fluctuations in our net sales, our quarterly results will fluctuate and our annual performance will depend largely on results from one quarter.

Our business is highly seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a substantial portion of our net revenues occur during our fourth fiscal quarter ending around January 31. We generally experience lower net revenues during the first, second and third fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. The fourth fiscal quarter accounted for approximately 74% of our net revenues in the fiscal year ended February 3, 2007. We cannot predict with certainty what percentage of our total net revenues for fiscal year 2008 will be represented by our fourth fiscal quarter revenues. In anticipation of increased sales activity during the fourth fiscal quarter, we incur significant additional expenses, including substantially higher inventory and staffing costs. If sales for the fourth fiscal quarter do not meet anticipated levels, then increased expenses may not be offset, which would adversely affect our financial condition. If we were to experience lower than expected sales during our fourth fiscal quarter, it would have a disproportionately large negative impact on our annual operating results and financial condition for that fiscal year.

Our operating results are volatile and difficult to predict.

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors including those discussed in our SEC filings, many of which are outside of our control. Further, because our business is seasonal, our operating results may vary significantly from one quarter to the next as part of our normal business cycle. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. It is likely that in some future quarter our operating results may fall below projections or the expectations of securities analysts and investors.

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

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites through internal development and growth. However, we intend to selectively pursue strategic acquisitions of companies in our industry. Integrating any newly acquired companies may be expensive and time-consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders. Any such acquisition may involve a number of risks, including:

•

Financial risks, such as (1) potential liabilities of the acquired company; (2) costs associated with integrating acquired operations and businesses; (3) the dilutive effect of the issuance of additional equity securities; (4) the incurrence of debt; (5) the financial impact of valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and the amortization of other intangible assets; and (6) possible adverse tax and accounting effects; and (7) overpayment for the acquisition.

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

Since we have a limited operating history, a significant component of our business strategy is the continued establishment and promotion of the eToys, My Twinn, BabyUniverse, DreamtimeBaby, PoshTots, PoshLiving, PoshCravings, ePregnancy and BabyTV brands. Due to the highly-fragmented and competitive nature of the online market for toys, baby, toddler and maternity products, if we do not continue to establish our brands, we may fail to build the critical mass of customers required to substantially increase our revenues. Promoting and positioning our brands will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high quality customer experiences. To promote our brands, we have incurred and will continue to incur substantial expenses related to advertising, public relations and other marketing efforts. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our financial condition and results of operations.

We may need additional financing and may not be able to raise additional financing on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing stockholders.

We anticipate that we may need to raise additional capital in the future to facilitate long-term expansion, to respond to competitive pressures or to respond to financial requirements. Since our inception, we have experienced negative cash flow from operations on a fiscal year basis and may experience negative cash flow from operations on a fiscal year basis in the future. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all. We may also be subject to high interest rates or substantial restrictive covenants. Any failure to obtain necessary capital on commercially reasonable terms could have severe consequences on our business. Further, an inability to obtain additional financing could require us to scale back, or fail to address opportunities for expansion or enhancement of, our operations. If we are unable to comply with the restrictions and covenants in our credit agreement, there might be a default and this could result in an acceleration of payment of funds that have been borrowed.

We have grown quickly and if we fail to manage our growth, our business will suffer.

We have rapidly and significantly expanded our operations, and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address market opportunities and desired growth in our customer base. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt or make it more difficult to plan and forecast our business, distract our management and employees or increase our costs. Prior expansion has placed, and any future expansion is expected to continue to place, a significant strain on our management, operational and financial resources. If we are unable to manage growth effectively, including integration of new personnel, implement proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complementary to us, our business, financial condition and results of operations would be affected adversely.

We experience intense competition.

We operate in a highly competitive environment. We principally compete with a variety of big box discount stores, online retailers, specialty retailers and other catalog merchants that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost.

We compete with a variety of other companies, including other online companies that include children’s and baby products as part of their product offerings, such as Amazon.com, ebay.com and Overstock.com. We also compete with traditional store-based toy, children’s and baby product retailers such as Toys R Us, Wal-Mart and Target. Most of the traditional store-based competitors also offer their products online. Additionally, some manufacturers of children’s and baby products currently sell some of their products directly online. Competition is principally based on product variety, quality and availability, price, convenience, advertising and promotion, customer support and service. Some of our competitors may have greater financial resources, lower merchandise acquisition costs, and lower operating expenses than our Company.

Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Some of our competitors such as Toys R Us and Wal-Mart have significantly greater experience in selling children’s toys, video games, software, videos and music products. Many of our traditional store-based, catalog-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater resources, particularly financial and marketing resources. Many of these competitors can devote substantially more resources to website development and catalog retailing than we can. In addition, large, well-established and well-financed entities may establish more robust online sales operations in the future. Our competitors may be able to secure products from vendors on more favorable terms, provide popular products to which we do not have access, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

Increased competition and lessening of brand loyalty is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. In addition, the children’s products industries, including toys, video games, software, video, books, music and baby-oriented products, are intensely competitive. If we fail to compete successfully, we could face lower sales and may decide or be compelled to offer greater discounts to our customers, which could result in decreasing our ability to become profitable.

In order to increase revenues and to achieve, sustain or increase profitability, we must attract customers in a cost-effective manner.

Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, directories and other websites and ecommerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with which we have online-advertising arrangements could provide advertising services to other online or traditional retailers, including retailers with whom we compete. As a result, these parties may be reluctant to enter into or maintain relationships with us. Without these relationships, traffic to our websites could be reduced, which would substantially harm our financial condition and results of operations.

Our failure to rapidly respond to changes in our industry could result in loss of our competitiveness and could harm our financial condition and results of operations.

The U.S. retail industry, the specialty retail industry in particular, and the online commerce sector are highly competitive, dynamic in nature and have undergone significant changes over the past several years and will likely continue to undergo significant changes. Our ability to anticipate and respond successfully to these changes is critical to our long-term growth and we cannot assure you that we will anticipate and respond effectively to changes in the retail industry and online commerce sectors. If we are unable to maintain or increase our market share or compete effectively in the retail gift market, our business, financial condition and operating results would be affected adversely.

If we fail to offer a broad selection of innovative merchandise that consumers find attractive, our revenues could decline or fail to reach anticipated levels.

In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products. These products must satisfy the diverse tastes of our customers and potential customers. To be successful, our product offerings must be competitively priced, well made, innovative and attractive to a wide range of consumers whose preferences may change. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If a wide range of consumers do not find our products attractive or if we are required to reduce our prices, our revenues and earnings may decline or fail to meet expected levels.

If our license agreement with KB Holdings LLC or our strategic retail relationships with national retailers are terminated, our business may be adversely affected.

We operate KBToys.com under a long term license agreement with KB Holdings LLC. In addition we have established strategic retail relationships with the online stores of major national retailers, such as Amazon, Buy.com, Kmart, Macys, QVC and Sears. If these arrangements are terminated our business, results of operations and financial condition may be materially adversely affected. In addition, if the business of KB Toys or these major national retailers deteriorates and therefore the revenues we derive from these sites is reduced, our business, results of operations and financial condition may be materially adversely effected.

Failure to successfully manage or expand our fulfillment and distribution operation would have a material adverse effect on us.

Our fulfillment and distribution operation is located in leased facilities in Blairs, Virginia. We have limited experience and have encountered difficulties in the past managing our fulfillment and distribution operations, and we may encounter difficulties managing our fulfillment and distribution operations in the future. If we are unable to manage successfully our fulfillment and distribution operations and to meet our customers’ expectations regarding personalization, presentation and delivery, our business, reputation, operations and financial condition could be seriously harmed. Further, any difficulty in managing our fulfillment and distribution operations could require us to find one or more third parties to provide these services for us. If we are required to engage one or more service providers, we could incur higher fulfillment expenses than anticipated or incur additional costs for balancing merchandise inventories among multiple fulfillment facilities. Further, we may need to expand and upgrade our fulfillment operations in the future to accommodate increases in customer orders, increased demand for personalized products or changes in available technology. If we fail to successfully manage, expand or make necessary upgrades to our fulfillment and distribution operations in a timely and cost-effective manner, it would have a material adverse effect on our business.

If we do not manage our inventory levels successfully, our operating results may be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. Rapidly changing trends in consumer tastes for gift items expose us to significant inventory risks, particularly during our critical fourth fiscal quarter when inventory levels are highest due to the holiday shopping season. Consumer preferences can change between the time we order a product and the time it is available for sale. We base our product selection on our projections of consumer tastes and preferences in a future period, and we cannot guarantee that our projections of consumer tastes and preferences will be accurate. In the event that one or more products do not achieve widespread consumer acceptance, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would require the use of additional working capital and subject us to additional inventory risks. In the past, some of our popular items were not stocked in quantities sufficient to meet the demand for such items, which likely led to missed sales opportunities. Our failure to stock sufficient quantities of popular products would cause us to miss revenue opportunities and could cause our customers to become dissatisfied and look to our competitors for their purchases, which could also harm our business and reputation. If we fail to stock popular products in sufficient quantities or if we overstock products, our business, financial condition and operating results would be affected adversely.

We face the risk of inventory shrinkage.

We are subject to the risk of inventory loss and theft. Although we believe that the levels of inventory shrinkage that we have suffered in the past are within an acceptable range, we cannot assure you that incidences of inventory loss and theft will not increase in the future or that the security measures we have taken in the past will effectively address the problem of inventory theft. If we were to suffer higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

We may have difficulty in product sourcing.

Our performance depends, in part, on our ability to purchase our merchandise in sufficient quantities at competitive prices. We purchase our merchandise from numerous foreign and domestic manufacturers and importers. We have no contractual assurances of continued supply, pricing or access to new products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Better than expected sales demand may also lead to customer backorders and lower in-stock positions of our merchandise.

For the fiscal year ended February 3, 2007, our top 20 vendors worldwide, based on our purchase volume in dollars, represented approximately 55% of the total products we purchased. Our inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase. Additionally, some of our competitors are manufacturers from whom we source product and our competitors may have stronger relationships with the same vendors or have a greater number of exclusive relationships than we do.

In addition, our vendors are subject to certain risks, including product recalls, quality controls, labor disputes, union organizing activities, vendor financial liquidity, inclement weather, natural disasters, and general economic and political conditions, that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that does not meet our quality standards could become subject to a recall, which would damage our reputation and brands, and harm our business.

Our inability to obtain commercial insurance at acceptable prices might have a negative impact on our business.

Insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism and financial irregularities and fraud at publicly traded companies. We believe that commercial insurance coverage is prudent for risk management, and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with natural disasters or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices. Any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could have a material impact on our consolidated financial statements.

International events could delay or prevent the delivery of products to our warehouse.

A significant portion of the products sold by us are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs, “antidumping” duties, acts of war, terrorism or diseases such as the bird flu, could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our sales and profitability. In addition, over the past few years, port-labor issues, rail congestion, and trucking shortages have had an impact on all direct importers. Although we attempt to anticipate and manage such situations, both our sales and profitability could be adversely impacted by such developments in the future.

International factors could negatively affect our business.

We are subject to the risks inherent in conducting our business across national boundaries, many of which are outside of our control. These risks include the following:

•	Economic downturns;

•	Currency exchange rate and interest rate fluctuations;

•	Changes in governmental policy, including those relating to taxation;

•	International military, political, diplomatic and terrorist incidents;

•	Government instability;

•	Nationalization of foreign assets; and

•	Tariffs and governmental trade policies.

We cannot ensure that one or more of these factors will not negatively affect our business and financial performance.

If we offer new product categories that do not achieve market acceptance, our brand and reputation could be damaged and we could fail to attract new customers.

Any new product category that is launched or acquired by us, which is not favorably received by consumers could damage our brand or reputation. This damage could impair our ability to attract new customers, which could result in our net sales failing to reach expectations. The expansion of our business to include any other new product category may require significant additional expenses, and may strain our management, financial and operational resources. This type of expansion would also subject us to increased inventory risk.

Our operating results could suffer if we fail to offer or sell sufficient quantities of proprietary products.

Proprietary products generally carry higher gross margins than widely available products. Our primary proprietary products are customized dolls and related products sold by our My Twinn business which are designed in-house based on specifications provided by our customers. If we are unable for any reason to design or source popular proprietary products or if we are unable to sell sufficient quantities of proprietary products during any future period, our operating results will be adversely affected and we may fail to achieve our gross margin objectives.

Our facilities and systems are vulnerable to natural disasters and other unexpected problems. The occurrence of a natural disaster or other unexpected problem could damage our reputation and brand and reduce our net sales.

We are vulnerable to natural disasters and other unanticipated problems that are beyond our control. Our office facilities in Denver, Colorado, Pittsfield, Massachusetts and Blairs, Virginia house substantially all of our product development and information systems. Our third-party Web site hosting facilities located in Denver, Colorado house substantially all of our computer and communications hardware systems. Our distribution facilities located in Virginia house substantially all of our product inventory. In 2005, our business and financial results were negatively effected as a result of interruptions and delays to our deliveries out of this facility caused by a major snow storm during the holiday period. A natural disaster or extreme weather or other comparable events that are beyond our control could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders. Any such interruptions or delays at these facilities would reduce our net sales. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facilities to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could damage our reputation and brand and impair our business.

Delivery of our merchandise could be delayed or disrupted by factors beyond our control, and we could lose customers as a result.

As timely gift delivery is essential to our customer’s satisfaction, any delay, disruption or inaccuracy in order, fulfillment and delivery for any reason, particularly during the holiday shopping season, could cause us to lose customers and negatively affect our business and reputation. In addition, we rely upon third-party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and delays due to factors that are beyond our control, including employee strikes and inclement weather.

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.

Our ability to receive and fulfill orders successfully through our websites is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our systems and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events (such as natural disasters or terrorist attacks), and errors in usage by our employees and customers. The uninterrupted operation of our computer and communications hardware and software systems may also be dependent upon the continued performance of third party vendors and/or service providers with whom we have contracted. In the event that one of our third party service providers fails for any reason to perform its obligations in a timely or efficient manner, or at all, our operations could be interrupted or adversely affected or we could be required to incur additional, unanticipated costs. Further, our servers are located at the facilities of, and hosted by, a third-party service provider in Denver, Colorado. In the event that this service provider experiences any interruption in its operations or ceases operations for any reason or if we are unable to agree on satisfactory terms for a continued hosting relationship, we could be forced to enter into a relationship with another service provider or take over hosting responsibilities ourselves.

We cannot assure you that, in the event it became necessary to switch hosting facilities, we would be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Any significant loss of data or interruption in the availability or functionality of our websites, or our sales processing, fulfillment or communications systems for any reason, particularly an interruption during the holiday season, could seriously harm our business and operating results. Further, any significant additional expenses incurred as a result of any failure by a third party to perform obligations in a timely or efficient manner or any significant costs associated with finding a new vendor or service provider or taking over responsibilities ourselves would have an adverse impact on our business, financial condition and operating results.

If we do not successfully expand our websites and order processing systems or respond to rapid technological changes, we could lose customers and our net revenues could decline.

If we fail to upgrade our websites in a timely manner to accommodate higher volumes of traffic, our websites’ performance could suffer and we may lose customers. In addition, if we fail to expand the computer systems that we use to process and ship customer orders and process customer payments, we may not be able to fulfill customer orders successfully. As a result, we could lose customers and our net revenues could be reduced. Further, to remain competitive, we must continue to enhance and improve the functionality and features of our online stores. The Internet and the online commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements, or if new industry standards and practices emerge, our existing websites and systems may become obsolete or unattractive. Developing and enhancing our websites and other systems entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our websites, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards. If we are unsuccessful in upgrading our systems to accommodate higher traffic or developing or implementing new technologies that enable us to meet evolving industry standards and remain competitive, our operating results would be seriously harmed.

The loss of our senior management or other key personnel could harm our current and future operations and prospects.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Although we have entered into employment arrangements with Michael J. Wagner, our Chief Executive Officer, and many members of our senior management, no assurances can be given that we will be able to retain Mr. Wagner or other members of our senior management. Our performance also depends on our ability to retain and motivate other key employees. The loss of the services of Mr. Wagner or other key employees for any reason could harm our business, financial condition and operating results.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer sales and service personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to attract and retain the necessary technical, managerial, editorial, merchandising, marketing and customer sales and service personnel would harm our business, financial condition and results of operations. Moreover, competition is particularly intense for highly-qualified senior officers in our industry, and a variety of factors could make it difficult for us to attract the right candidates in the near term or at all. In the event that we cannot hire and retain qualified senior officers in a timely manner, our business could be adversely affected.

We rely on seasonal and temporary employees during periods of peak activity and any failure by such employees to adequately perform their jobs could adversely affect our operations.

We depend on temporary and seasonal employees to adequately staff our fulfillment facility and customer sales and service facilities during busy periods such as the holiday shopping season, including individuals responsible for gift personalization and packaging and responding to consumer inquiries. Temporary employees may not have the same levels of training or commitment as full-time employees and, as a result, may be more likely to provide unsatisfactory service. We cannot assure you that we will continue to receive adequate assistance from our temporary employees, or that we will continue to have access to sufficient numbers of competent temporary employees on a cost-effective basis, particularly during the critical holiday shopping season. If we are unable to adequately staff our fulfillment and customer sales and service facilities, particularly during the holiday shopping season and other periods of increased activity or if our temporary and seasonal employees do not provide satisfactory service, our operations and sales during such period could suffer, and our reputation could be harmed.

Increased merchandise returns and a failure to accurately predict merchandise returns could harm our business.

As part of our customer service commitment, we maintain a merchandise return policy that allows recipients to return merchandise received from us if they are dissatisfied with those items. We make allowances for merchandise returns in our financial statements based on historical return rates and other factors. We cannot assure you that actual merchandise returns will not significantly exceed our allowances for returns. In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our catalogs, the introduction of new catalogs, increased sales over the Internet, changes in our merchandise mix, concerns over product recalls, changes in the habits of our gift item recipients, or other factors will not cause actual returns to exceed return allowances, perhaps significantly. Any increase in merchandise returns that exceed our allowances would affect our business adversely. Also, returned merchandise that is personalized or damaged likely cannot be re-sold, creating non-recoverable inventory costs which detrimentally affects our operating results.

If we are unable to successfully manage the costs of our catalog operations or our catalogs fail to produce sales at satisfactory levels it could adversely affect our business.

Our catalogs have been an important tool for the acquisition and retention of customers. We believe that the success of our catalogs as a cost-effective marketing tool depends on the following factors:

•	effective management of costs associated with the production and distribution of our catalogs;

•	achievement of adequate response rates to our mailings;

•	displaying a mix of merchandise in our catalogs that is attractive to our customers;

•	production of aesthetically appealing catalogs; and

•	timely delivery of catalog mailings to our customers

Catalog production and mailings entail substantial paper, printing, postage and human labor costs. Increases in the costs of producing and distributing catalogs, including increases in postage rates or paper, photography, or printing costs, may reduce the margin on sales derived from our catalogs. The U.S. Postal Service is likely to increase its postage rates in the future and other delivery services that we utilize to deliver our products also will likely raise their rates in the future, which could significantly increase the aggregate cost of mailing our catalogs. In addition, response rates to our mailings and, as a result, revenues generated by each mailing, are affected by factors such as constantly changing consumer preferences and our ability to include a product assortment that satisfies those preferences, economic conditions, the timing and mix of catalog mailings, the timely delivery by the postal system of our catalog mailings, product recalls, and changes in our merchandise mix, several or all of which may be outside of our control. In recent periods, we have experienced slower growth in revenues from our catalog channel than in our online channels and we expect this trend towards slower catalog growth to continue. If we were to experience an increase in the costs associated with producing or delivering our catalogs or a delay in distributing our catalogs or if our catalogs fail to produce sales at satisfactory levels, our operating results would be adversely affected.

We are dependent on the success of our advertising and marketing efforts which are costly and may not achieve desired results.

Our revenues depend on our ability to advertise and market our products effectively through our catalogs and other advertising and marketing efforts. If we do not successfully advertise and market our products, our operating results will be significantly and adversely affected. Increases in the cost of advertising and marketing, including paper and postage costs, the costs of online marketing and the costs of complying with applicable regulations, may limit our ability to advertise and market our business in a cost-effective manner. In addition, individuals are increasingly using software programs that block certain email marketing campaigns, and certain federal and state laws and regulations may restrict our ability to effectively utilize email as a marketing tool. If we decrease our advertising, or marketing activities, if the effectiveness of such activities is diminished due to increased costs, restrictions enacted by regulatory agencies or for any other reason, or if our current advertising strategy does not yield anticipated results, our future operating results could be adversely affected.

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

This exposes us to a number of potential risks, including the risk that any or all of these portals may:

•	implement policies that prohibit our multiple website marketing strategy;

•	raise the minimum fees that some of these portals impose; and

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

If we are unable to provide satisfactory customer service, we could lose customers.

Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our call center. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. Further, we may be unable to attract and retain adequate numbers of competent customer service representatives, which is essential in creating a favorable interactive customer experience. If we are unable to continually provide adequate staffing for our customer service operations, our reputation could be seriously harmed.

In addition, we cannot assure you that email and telephone call volumes will not exceed our present system capacities. If this occurs, we could experience delays in placing orders, responding to customer inquiries and addressing customer concerns. Although we are currently implementing plans to expand its capacity, our customer sales and service facility currently accommodates customer sales and service representatives at close to its capacity during our peak sales period. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer sales and service or adequately staff our customer sales and service operations would likely impair our reputation and have an adverse effect on our business and operating results.

If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be impaired and we could lose customers.

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, partners, suppliers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Further, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may sell our products and offer our services or whose residents have access to our websites presently or in the future. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business would be harmed.

We rely on technologies that we license from third parties that may not be available to us in the future.

We also rely substantially on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology of lower quality or at greater cost, or we may be prevented from providing features or functionality on our websites that our customers and potential customers desire, any of which could materially adversely affect our business, operating results and financial condition.

Intellectual property claims against us could be costly and could impair our business.

Other parties may assert infringement or unfair competition claims against us. In the past, we have been subject to claims or received notices from third parties alleging that our trademarks or product offerings infringe proprietary rights held by them. From time to time we also receive claims and become a defendant in lawsuits alleging that our Internet marketing program and website operations infringe patents held by third parties. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering popular products or operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third-party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

We may be subject to litigation proceedings that could adversely affect our business.

In addition to the litigation risks mentioned above, it is possible that, in the course of our business, we could be subject to legal claims or proceedings involving consumer, employment, stockholder, contract or other matters. If we are required to defend against a legal claim or deem it necessary or advisable to initiate a legal proceeding to protect our rights, the expense and distraction of such a claim or proceeding, whether or not resolved in our favor, could adversely affect our business. Further, if a claim or proceeding were resolved against us or if we were to settle any such dispute, we could be required to pay damages or refrain from certain activities, which could have an adverse impact on our business, financial condition and operating results.

Poor economic conditions may constrain discretionary consumer spending on retail products such as ours.

Consumer spending patterns, particularly discretionary spending for products such as ours, are affected by, among other things, prevailing economic conditions, stock market volatility, wars, threats of war, acts of terrorism, wage rates, interest rates, inflation, taxation, and consumer confidence. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our common stock. Our business and revenues have been, and in the future could be, negatively affected by poor economic conditions and any related decline in consumer demand for discretionary items such as our products. We face uncertainty in the degree to which poor performance in the retail industry, decreased consumer confidence or any economic slowdown will negatively affect demand for our products. We may not be able to accurately anticipate the magnitude of these effects on future quarterly results, which could seriously harm our financial condition.

Toy sales may be negatively impacted by the trend toward age compression.

Toy sales may be negatively impacted by “age compression,” which is the acceleration of children leaving traditional play categories at increasingly younger ages for more sophisticated products such as cell phones, DVD players, CD players, MP3 devices, and other electronic products. The age compression pattern tends to decrease consumer demand for traditional toys. To the extent that we are unable to offer consumers more sophisticated products or that these more sophisticated items are also available at a wider range of retailers than our traditional competitors, our sales and profitability could be detrimentally affected and we could experience excess inventories.

Sales of video games tend to be cyclical and may result in fluctuations in our results of operations.

Sales of video games, which accounted for approximately 8% of our sales for the fiscal year ended February 3, 2007, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. New video game platforms have historically been introduced approximately every five years. If video game platform manufacturers fail to develop new hardware platforms, our sales of video game products could decline.

Our business exposes us to personal injury and product liability claims which could result in adverse publicity and harm to our brand and our results of operations.

We are potentially subject to product liability claims for the products that we sell. While our purchase orders generally require the manufacturer to indemnify us against any product liability claims, there is a risk that if the manufacturer becomes insolvent or if proper indemnification provisions are not in effect at the time we seek indemnification then we would not be indemnified. Any personal injury claim made against us or, in the event the manufacturer was insolvent, any product liability claim made against us, whether or not it has merit, could be time consuming, result in costly litigation expenses and damages, result in adverse publicity or damage to our brand and have an adverse effect on our results of operations.

We are potentially subject to additional product liability claims for all products that are sold exclusively by us and carry our brand name. Our My Twinn business works on a cooperative basis with various manufacturing companies to produce proprietary products carrying the My Twinn brand. Although these products are manufactured by other companies, some of the products, specifically the My Twinn® doll, are assembled in the U.S. by My Twinn. Additionally, our eToys Direct business has begun offering its own proprietary products that will carry the eToys Direct brand. We could be subject to additional product liability claims and unable to obtain indemnification from the companies that manufacture these products.

Our success is tied in large part to the continued use of the Internet by a large number of consumers.

Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of commerce and communication. Factors which could reduce the widespread use of the Internet include:

•	actual or perceived lack of privacy protection;

•	actual or perceived lack of security of credit card information;

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	increased governmental regulation and taxation; and

•	decreased use of personal computers.

Any decrease or less than anticipated growth in Internet usage could significantly harm our business.

The security risks of online commerce, including credit card fraud, may discourage customers from purchasing goods from us.

In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause consumers to lose confidence in the security of our websites and choose not to purchase from us. Although we take the security of our systems very seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information and information of our customers. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business. We do not carry insurance against the risk of credit card fraud, so the failure to prevent fraudulent credit card transactions could reduce our net revenues and gross margin. We may suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, operating results and financial condition.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet, including consumer protection laws, user privacy laws and laws and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to our customers of our policies and practices regarding non-public personal information that we collect and use, including whether we share that information with third parties, must provide advance notice of any changes to our privacy policies and must inform our customers about how they can review and/or correct the non-public personal information we possess about them. Further, the growth of online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on us. Today there are an increasing number of laws specifically directed at the conduct of business on the Internet. Moreover, due to the increasing use of the Internet, many additional laws and regulations relating to the Internet are being debated at the state and federal levels.

These laws and regulations could cover issues such as freedom of expression, pricing, consumer privacy, fraud, quality of products and services, taxation, advertising, adult-oriented content, defamation, intellectual property rights, identity theft and information security. Applicability of existing laws to the Internet relating to issues such as trademarks, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the recent federal law regulating the commercial use of e-mail (popularly known as “CAN-SPAM”), are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition.

In 2003, the California legislature enacted new sections of the Civil Code that require any company that does business in California and possesses computerized data, in unencrypted form, containing certain personal information about California residents to (i) provide prompt notice to such residents if that personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker and (ii) implement and maintain reasonable security procedures and practices to protect that information from unauthorized access, destruction, use, modification or disclosure. The law defines personal information as an individual’s name together with one or more of that individual’s social security number, driver’s license number, California identification card number, credit card number, debit card number, or bank account information, including any necessary passwords or access codes. In 2004, the California legislature enacted another new section of the Civil Code that requires any company that owns or licenses personal information about California residents to implement and maintain “reasonable security procedures and practices” to protect that information from unauthorized access, destruction, use, modification or disclosure. The law also requires that any company that discloses personal information about California residents to a nonaffiliated third party must require by contract that party also implement and maintain “reasonable security procedures and practices.” As our customers, including California residents, generally provide information to us that is covered by this definition of personal information in connection with their purchases via our websites, our business has been affected by these new laws.

As a result, we will need to ensure that all computerized data containing the previously-described personal information is sufficiently encrypted or that we have implemented appropriate measures to protect the integrity and security of that information and to notify our California customers of any unauthorized access or misappropriation. In addition, the code section requiring us to implement and maintain “reasonable security procedures and practices” provides no guidelines as to what may be deemed reasonable but leaves that determination to future court cases. This introduces a considerable measure of uncertainty to our compliance efforts. Such measures will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by the new law, we could be subject to potential claims for damages and other remedies available to California residents whose information was improperly accessed or, under certain circumstances, the State of California could seek to enjoin our business operations until appropriate corrective actions have been taken. While we intend to comply fully with this law, we cannot assure you that we will be successful in avoiding all potential liability or disruption of business resulting from this law. If we were required to pay any significant amount of money in satisfaction of claims under this law, or any similar law enacted by another jurisdiction, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.

Further, federal and state laws place restrictions on email marketing that could make it more difficult for us to acquire new customers, or to obtain repeat purchases from prior customers through inexpensive electronic marketing methods. The federal CAN-SPAM Act, for example, requires every commercial e-mail message to include an “opt-out” mechanism and requires all senders to comply with their recipients’ “opt out” requests. It also requires senders to label all commercial e-mail messages as advertisements or solicitations. These requirements may reduce the effectiveness of our e-mail marketing activities. If any current or future law requires us to eliminate or curtail our email marketing efforts, our ability to obtain new customers and increase revenues could be adversely affected or we could incur greater marketing costs, either of which could harm our business. While we intend to comply with applicable law regarding email marketing, there is no assurance that we will not incur fines or other liability as a result of an inadvertent violation of such a law. In addition, because our websites are accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. We are qualified to do business only in Colorado, Delaware, Florida, Massachusetts and Virginia at present. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business.

Further, an important aspect of the new Internet-focused laws is that where federal legislation is absent, states have begun to enact consumer-protective laws of their own and these can vary significantly from state to state (and country to country). Thus, it is difficult for any company to be sufficiently aware of the requirements of all applicable state laws and it is also difficult or impossible for any company to comply fully with the sometimes inconsistent standards and requirements set by various states. In addition to the consequences that could result from violating one or more state laws (or the laws of any other country), the costs of attempting to comply could be considerable.

Our net sales could decrease if we become subject to sales and other taxes.

If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, our net sales and results of operations could be harmed. We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Colorado, Massachusetts and Virginia. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. In addition, any new operation in states outside of Colorado, Massachusetts and Virginia could subject our shipments in such states to state sales taxes under current or future laws. If we become obligated to collect sales taxes, we will need to update our system that processes customers’ orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades will increase our operating expenses. In addition, our customers may be discouraged from purchasing products from us because they have to pay sales tax, causing our net sales to decrease. As a result, we may need to lower prices to retain these customers.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. California has enacted several new laws that require all commercial website operators that collect personal information about California residents to adopt and post a privacy policy that meets certain specified criteria. Any failure to comply with this new law could subject us to civil penalties, injunctions, and/or lawsuits. As mentioned above, California enacted new sections of its Civil Code that require companies maintaining personal information about California residents to take reasonable measures to protect against identity theft and other unauthorized uses of such information and to notify California residents in the event that such information has been (or is likely to have been) misappropriated, inappropriately modified or destroyed. The new laws provide no standards for satisfactory compliance, so it is impossible to know for certain what steps we need to take to comply with them.

Compliance could require us to implement procedures that would require us to change the way we do business and such procedures may be expensive. In addition, several other states have enacted or proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Bills proposed in Congress would extend online privacy protections to adults. Moreover, legislation in the United States and existing laws in other countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages and may otherwise have a material adverse effect on our business, results of operations and financial condition.

We may be subject to liability for the content that we publish.

As a publisher of catalogs and online content, we face potential liability for defamation, negligence, intellectual property infringement, or other claims based on the information and other content contained in our catalogs and websites. In the past, parties have brought these types of claims and sometimes successfully litigated them against online services. If we incur liability for our catalog or online content, our financial condition could be affected adversely and our reputation could suffer.

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

Our common stock is traded on The Nasdaq Capital Market. The stock price and the share trading volume for companies in the retail sales industry is subject to significant volatility. Both company-specific and industry-wide developments, as well as changes to the overall condition of the US economy and stock market, may cause this volatility. The market price of our common stock could fluctuate up or down substantially based on a variety of factors, including the following:

•	future announcements concerning us, our competitors, and the companies with whom we have relationships or the online market for baby, toddler and maternity products;

•	trends in the toy and baby products industries;

•	changes in operating results from quarter to quarter;

•	sales of stock by insiders;

•	changes in government regulations;

•	changes in estimates by analysts;

•	news reports relating to trends in our markets;

•	the seasonal nature of the retail sales industry;

•	acquisitions and financings in our industry; and

•	the overall volatility of the stock market.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2007, BabyUniverse entered into an agreement with an investment advisor pursuant to which it sold 16,667 shares of its common stock.

In August 2007, four holders of outstanding warrants, and two holders of outstanding options agreed to purchase an aggregate of 414,724 shares of BabyUniverse common stock entered into agreements with BabyUniverse to modify the terms of the underlying warrant and option agreements to provide that all other rights of such holders under such agreements will be cancelled immediately after the closing of the merger under the merger agreement, in exchange for the simultaneous automatic exercise, on a cashless basis, of such holders’ rights under such agreements to receive an aggregate of 130,893 shares of BabyUniverse common stock.

Item 3.	Default upon Senior Securities

The information in the last paragraph under the caption “Liquidity and Capital Resources” in Item 2 of Part I of this Quarterly Report on Form 10-Q is incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders held on October 12, 2007, our stockholders voted on three matters, each of which was adopted, as follows:

1. A proposal to approve the merger of Baby Acquisition Sub, Inc. a wholly-owned subsidiary of BabyUniverse, with and into eToys Direct, Inc.

Votes For	Votes Against	Votes Abstaining
4,568,083	1,565	93,100

2. A proposal to approve the issuance of shares of BabyUniverse’s Common Stock in connection with the private placement of BabyUniverse completed on September 5.

Votes For	Votes Against	Votes Abstaining
4,567,085	2,563	93,100

3. A proposal to approve the adjournment of the special meeting for, among other things, the solicitation of additional proxies in the event that there are not sufficient votes at the time of the special meeting to approve and adopt the merger agreement and the transactions contemplated thereby, including the merger, or the issuance of securities in the private placement.

Votes For	Votes Against	Votes Abstaining
4,568,492	1,156	93,100

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of March 13, 2007, by and among eToys Direct, Inc., BabyUniverse, Inc. and Baby Acquisition Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to BabyUniverse, Inc.’s Current Report on Form 8-K filed on March 16, 2007).

2.2	First Amendment to Agreement and Plan of Merger among BabyUniverse, Inc., Baby Acquisition Sub, Inc. and eToys Direct, Inc. dated as of September 12, 2007 (incorporated herein by reference to Exhibit 2.2 to BabyUniverse, Inc.’s Current Report on Form 8-K filed on September 17, 2007).

2.3	Second Amendment to Agreement and Plan of Merger among BabyUniverse, Inc., Baby Acquisition Sub, Inc. and eToys Direct, Inc., dated as of September 20, 2007 (incorporated herein by reference to Annex A to the proxy statement/prospectus forming a part of Amendment No. 3 to the Registration Statement on Form S-4 (Registration No. 333-143765) filed by BabyUniverse, Inc. on September 28, 2007).

10.1	Registration Rights Agreement, dated as of October 12, 2007, by and among BabyUniverse, Inc., D. E. Shaw Acquisition Holdings 3, L.L.C., Michael J. Wagner, John C. Textor, Wyndcrest BabyUniverse Holdings, LLC, Wyndcrest BabyUniverse Holdings II, LLC and Wyndcrest BabyUniverse Holdings III, LLC. (incorporated herein by reference to Exhibit 10.1 to BabyUniverse, Inc.’s Current Report on Form 8-K filed on October 18, 2007).

10.2	Amended and Restated Credit Agreement, dated as of October 12, 2007, by and among eToys Direct, Inc., My Twinn, Inc., BabyUniverse, Inc., PoshTots, Inc., Dreamtime Baby, Inc., as co-borrowers, the guarantors party thereunder and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and lender (incorporated herein by reference to Exhibit 10.2 to BabyUniverse, Inc.’s Current Report on Form 8-K filed on October 18, 2007).

10.3	Form of Stock Incentive Plan adopted by eToys Direct, Inc. and assumed by BabyUniverse, Inc. (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-143765) filed by BabyUniverse, Inc. on November 2, 2007).

10.4	Form of Option Agreement under eToys Direct, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-143765) filed by BabyUniverse, Inc. on November 2, 2007).

10.5	Form of Employment Agreement with certain executive officers of BabyUniverse, Inc. originally between certain executive officers and eToys Direct, Inc. and assumed by BabyUniverse, Inc.

10.6	Subscription and Loan Satisfaction Agreement, dated as of September 5, 2007, between BabyUniverse, Inc. and Lydian Trust Company (incorporated by reference to Exhibit 99.10 to the Registration Statement on Form S-4/A (File No. 333-143765) filed by BabyUniverse, Inc. on September 7, 2007).

10.7	First Amendment to Stock Purchase Agreement, dated as of September 5, 2007, between BabyUniverse, Inc., on the one hand, and Janus Investment Fund on behalf of its series Janus Venture Fund, Janus Capital Funds plc on behalf of its series US Venture Fund, and Small Cap Growth Portfolio, a series of Ohio National Fund, Inc. (incorporated by reference to Exhibit 99.11 to the Registration Statement on Form S-4/A (File No. 333-143765) filed by BabyUniverse, Inc. on September 7, 2007).

10.8	Letter Agreement dated as of December 14, 2007 relating to the Amended and Restated Credit Agreement, dated as of October 12, 2007, by and among eToys Direct, Inc., My Twinn, Inc., BabyUniverse, Inc., PoshTots, Inc., Dreamtime Baby, Inc., as co-borrowers, the guarantors party thereunder and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and lender.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BabyUniverse, Inc. Registrant

Date: December 18, 2007	/s/ Barry Hollingsworth
Barry Hollingsworth
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)