Form 10-K
period 2008-02-02
PARENT CO
filed 2008-05-01
CIK 1325118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-32577

The Parent Company

(Exact name of registrant as specified in its charter)

Colorado	65-0797093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 17th Street, Suite 1300

Denver, Colorado 80202

(303) 228-9000

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of August 4, 2007	$47,589,170
Number of shares of common stock outstanding as of April 30, 2008	24,239,724

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

The Parent Company

FORM 10-K

For the Fiscal Year Ended February 2, 2008

The Parent Company

PART I

Item 1.	Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I—”Risk Factors.”

General

The Parent Company, Inc. is a leading commerce, content and new media company for growing families. We provide comprehensive eCommerce and eContent resources to help families plan, play and grow. Our family of brands includes seven eCommerce sites and three eContent and new media sites. We seek to create relationships with expectant parents or those trying to conceive with the content and social networking available through our eContent sites, and then introduce those parents to our portfolio of baby and toy brands as their child grows from baby to toddler to pre-teen.

We changed our name from BabyUniverse, Inc. (“BabyUniverse”) to The Parent Company on January 8, 2008. On October 12, 2007, BabyUniverse completed a merger with eToys Direct, Inc. (“eToys Direct”) pursuant to which the BabyUniverse and eToys Direct businesses were combined. Upon completion of the merger, approximately 16.3 million shares of BabyUniverse common stock were issued to eToys Direct stockholders, and BabyUniverse assumed all of the stock options of eToys Direct outstanding as of October 12, 2007, which totaled approximately 0.3 million shares on an as-converted basis. As a result of the merger, former eToys Direct stockholders and option holders owned, as of the closing, approximately 66.67% of the combined company on a fully-diluted basis and BabyUniverse stockholders, option holders and warrant holders immediately prior to the merger owned, as of the closing, approximately 33.33% of the combined company on a fully-diluted basis.

We changed our ticker symbol changed to “KIDS” on November 5, 2007 and changed our stock market listing to the NASDAQ Global Market on January 15, 2008.

Unless specifically noted otherwise, “The Parent Company,” “we,” “us,” or “our” refers to the business of the combined company after the merger and the business of eToys Direct prior to the merger. We are based in Denver, Colorado.

Toy Products

eToys.com and KBtoys.com. Through our websites, eToys.com and KBtoys.com (which we operate under a licensing agreement with KB Holdings, LLC) we are a leading online retailer of toys, video games, electronics, party goods, movies, videos and baby products. These sites offer a wide selection of nationally advertised toys with a special emphasis on learning toys and specialty items. The eToys.com site features a Learning Toys department, with top systems from Fisher-Price, LeapFrog and Vtech. Additional departments include: Toys and Games, Kid’s Room Décor, Baby, Party Supplies, Video Games, Electronics, Movies and Videos and PC Software. We also add rotating departments on a seasonal basis, which include Halloween costumes and accessories and popular holiday specific toys. These sites feature more than 150,000 customer product reviews offering shoppers independent feedback from others. The sites also feature a gift finder within the gift center, a wish list, an interactive video game system builder, online order tracking and a question-and-answer based help section. During the peak holiday season in 2007 (September through December), we offered more than 24,000 products on each site, representing hundreds of brands.

My Twinn.com. Through our proprietary My Twinn doll business, we sell our highly distinctive My Twinn personalized dolls created by our in-house artisans to resemble a customer’s child. We believe My Twinn dolls are the only such fully customized dolls available in the marketplace. Each doll is lifelike and unique, designed specifically to resemble our customer’s child, including eye color, skin tone and hair length, texture and color. Our artisans create the doll based on customer-provided information and up to three photos, which can be provided and uploaded online. Along with the custom doll, we also offer a range of matching girl-and-doll clothing, furniture and accessories, as well as the My Twinn Doll Hospital, a doll repair service offering cleaning, limb replacement and full heirloom restoration. The My Twinn online store (www.mytwinn.com) offers a full range of dolls, clothing and accessories along with gift ideas. We hold several patents related to the My Twinn personalized doll and all of the related products and accessories are proprietary. Our My Twinn products are available only through the My Twinn catalog, the My Twinn website and QVC.

Strategic Retail Partnerships. We have established strategic retail relationships with the online stores of major national retailers, such as Sears, Amazon, Kmart, Buy.com, Macys, and QVC. Additionally, we announced a new strategic retail partner, Circuit City, on April 17, 2008. Through our partner sites, we offer toy merchandise to a broad customer base and provide our partners with our toy-buying, inventory control and fulfillment expertise. These partnership arrangements allow us to offer our products via these popular and heavily trafficked online sites in exchange for a percentage of the sales revenue, which varies based on volume and product assortment.

Baby Products

BabyUniverse.com and DreamtimeBaby.com. Through the newly redesigned BabyUniverse website, we are a leading online retailer of brand-name baby, toddler and maternity products. The BabyUniverse website is designed to be an online superstore for new and expectant parents, with new boutique pages dedicated to top-selling brands and categories, including eco-friendly products. The Dreamtime Baby site highlights baby bedding. Both sites feature thousands of baby products, including strollers, car seats, high chairs, nursery furniture, bedding, feeding and bathing items from hundreds of top name brands including: Bugaboo, Britax, Graco, Combi and Peg-Perego. We have departments dedicated to Baby Gear, Nursery, Bedding, Feeding, Bathing, Toys and Toddler/Big Kids. We ship many items directly to the customer from our fulfillment center, or they are sent from our large network of drop shippers. We also offer a gift registry feature that allows registrants to create a wish list, share it via e-mail, and a question-and-answer based help section.

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

eContent

BabyTV.com. BabyTV.com is the flagship eContent site of The Parent Company and the first Internet-based television network dedicated to moms. BabyTV.com offers new and expectant parents broadcast-quality streaming video and comprehensive articles related to all aspects of parenting. We have partnered with major media companies to bring high-quality parenting programming to our audience. Our social networking features allow parents to upload videos and connect with others via message boards, blogs, forums and photo galleries, blogs, chat rooms and bulletin boards. We also partner with major manufacturers to sponsor our coverage of the juvenile industry trade shows.

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

Seasonality

Our business is highly seasonal, reflecting the general patterns of peak sales for the retail industry during the holiday shopping season. Historically, a substantial portion of our net revenues occur during our fourth fiscal quarter ending around January 31. For the fiscal year ended February 2, 2008, approximately 71% of our net sales occurred in our fourth fiscal quarter. While we anticipate that our BabyUniverse operations will reduce our historic seasonality, we believe our business will continue to be highly seasonal. We generally experience lower net revenues during the first, second and third fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In anticipation of increased sales activity during the fourth fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Merchandising and Sourcing

Our merchandising group meets regularly with vendors to review product opportunities, product quality and customer feedback. We then place and manage the ordering and shipment of these products from manufacturers and wholesalers. Most of the products that we sell are manufactured overseas. We do not have long-term arrangements with any vendor, manufacturer or distributor that would guarantee the availability of products. If we fail to obtain sufficient quantities of inventory, it would have a harmful effect on our business, financial condition and results of operations. For a discussion of these and other risks related to our fulfillment and distribution operations, see “Risk Factors.”

Further, in recent years, U.S. companies have been subject to port strikes, which delayed the delivery of goods. These delays could harm our business. If we are unable for any reason to provide our customers with continued access to adequate levels of appealing products that meet our quality standards, our operating results would be harmed. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments or what the likely effect of such restrictions could be. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against items that we offer or intend to offer to our customers, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of items available to us and adversely affect our business, financial condition and results of operations. Our sourcing operations also may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. For a discussion of these and other risks related to our merchandising and sourcing operations, please see “Risk Factors.”

Fulfillment and Distribution

We strive to service our customers and our partners’ customers with the most cost-effective and service-efficient shipping solutions. When customers place orders through eToys.com, KBtoys.com, My Twinn, Babyuniverse.com, Dreamtimebaby.com or the online stores of our strategic retail partners, they are fulfilled directly from our Virginia warehouses or via a drop ship arrangement.

We lease and operate a warehouse and fulfillment facility in Blairs, Virginia, with approximately 660,000 square feet of workspace. We hold our inventory at this facility and ship most of our merchandise directly from this facility to our customers. Additionally, we have a 150,000-square-foot facility in nearby Ringgold, Virginia used primarily for ship-alone items and for off-site storage. Customer orders are downloaded to the fulfillment center after they have been approved for shipment. Orders are then filled and audited for accuracy and quality before final processing. Product assembly and personalization for our My Twinn personalized dolls is also performed at our fulfillment center. We have relationships with more than 100 third-party drop shippers who fulfilled approximately 15% of all customer orders in the fiscal year ended February 2, 2008. The drop ship arrangement is virtually transparent from the customer’s perspective and drop shippers include an eToys Direct, KB Toys, Babyuniverse.com, Dreamtimebaby.com or partner-branded packing slip in all outbound orders.

Order fulfillment and distribution is a complex process. If we fail to manage successfully our fulfillment and distribution operations, our business would be affected adversely. For a description of risks related to fulfillment and distribution, see “Risk Factors.”

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

We currently or potentially compete with a variety of other companies that sell toys, baby, toddler and maternity products, including:

•	major discount retailers such as Wal-Mart, Target, K-mart, Toys “R”Us;

•	traditional store-based retailers, such as Babies R Us, Baby Gap and USA Baby, and online efforts from these retailers such as Toysrus.com and BabiesRus.com;

•	other online retailers, such as Babycenter.com, and Babyage.com;

•	catalog retailers;

•	vendors that currently sell some of their products directly online;

•	other online retailers that include toys, baby, toddler and maternity products as part of their product offerings, such as Amazon.com; and

•	Internet portals and online service providers that feature shopping services, such as AOL, Yahoo! and MSN.

Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Some of our competitors such as Toys “R”Us and Wal-Mart have significantly greater experience in selling children’s toys, video games, software, videos and music products. Many of our traditional store-based, catalog-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater resources, particularly financial and marketing resources. Many of these competitors can devote substantially more resources to website development and catalog retailing than we can. In addition, large, well-established and well-financed entities may establish more robust online sales operations in the future. Our competitors may be able to secure products from vendors on more favorable terms, provide popular products to which we do not have access, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

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

Intellectual Property and Proprietary Rights

We regard our trademarks, copyrights, domain names, trade secrets and other intellectual property as critical to our success. We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights. These include copyright, trademark and trade secret laws and confidentiality, invention assignment and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. “eToys”, “BabyUniverse”. DreamTimeBaby”, “Posh Tots”, “My Twinn” and certain other trademarks for our business either have been registered or registration applications are pending with the United States Patent and Trademark Office and with certain foreign registries. Effective intellectual property protection may not be available in every country in which our products and services are made or will be made available online. If we are unable to protect or preserve the value of our intellectual property for any reason, our business would be harmed.

Further, third parties may claim infringement by us with respect to our use of current or future technologies, whether developed by us or licensed from other parties. In addition, third parties may claim that the sale of one or more of our product offerings infringes their intellectual property rights. Any such claim could be time consuming, result in costly litigation, cause us to discontinue use of a particular technology or the availability of a particular product, or require us to pay monetary damages or enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim of infringement against us could materially adversely affect our business, operating results and financial condition. For a discussion of risks related to intellectual property, see “Risk Factors.”

Government Regulation

All of our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. In addition, new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements. For a discussion of risks related to government regulation, see “Risk Factors.”

Employees

We employed approximately 347 full-time and part-time employees as of February 2, 2008. However, employment levels fluctuate significantly due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. None of our employees is represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Available Information

Our investor relations website is investor.theparentcompany.com. We make available on this website under “Financial Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). We also make available on this website under the heading “Corporate Governance” our Code of Business Conduct and Ethics.

Executive Officers

The following tables set forth certain information regarding our Executive Officers as of April 30, 2008:

Name	Age	Position
Michael J. Wagner	46	President and Chief Executive Officer
Barry Hollingsworth	43	Vice President, Chief Financial Officer and Secretary
Christopher H. Cummings	43	Senior Vice President and Chief Information Officer
Federick Hurley	48	Senior Vice President and Chief Merchant
Craig Currie	44	Senior Vice President, Baby Universe and My Twinn

Michael J. Wagner is our President and Chief Executive Officer. Mr. Wagner served as President and Chief Executive Officer of eToys Direct since it was formed in May 2004. He was Senior Vice President and Chief Operating Officer for eToys Direct’s predecessor, KB Online Holdings LLC, from May 2000 until May 2004 and was the Chief Financial Officer of KB Online Holdings, LLC from June 1999 to May 2000. He brings more than 20 years of financial and operational experience in the retail market, including 8 years of online and direct-to-consumer experience, to the organization. Previously, Mr. Wagner held a number of management positions at Consolidated Stores Corporation (now Big Lots), a national broadline closeout retailer, from June 1994 to June 1999, most recently as Vice President of Strategic Planning and Investor Relations. He also served in a number of positions at Value Merchants Inc., a discount retailer, from August 1984 to June 1994, most recently as Corporate Controller. A Certified Public Accountant, he holds a bachelor’s degree in accounting from Marquette University.

Barry Hollingsworth is our Vice President, Chief Financial Officer and Secretary. Mr. Hollingsworth joined eToys Direct in August 2007 as Vice President and Chief Financial Officer. Previously, Mr. Hollingsworth served as Vice President and Chief Financial Officer for Stratos International, an electronics manufacturer, beginning in April 2004. During 2000 to 2003, Mr. Hollingsworth was Director of Finance and Treasury Operations and Director of Investor Relations for Heidrick and Struggles International, an executive search firm. Mr. Hollingsworth also served as the Manager of Investor Relations at Tribune Company, a media company, from 1994-2000 and has prior experience in accounting positions with Aon Corporation, an insurance company, and Blackman Kallick, an accounting firm. Mr. Hollingsworth received his MBA from DePaul University and bachelor’s degree from Northern Illinois University and is a Certified Public Accountant.

Christopher H. Cummings is our Senior Vice President and Chief Information Officer. Mr. Cummings served as Senior Vice President and Chief Information Officer for eToys Direct since it was formed in May 2004. He was Vice President of Technology for eToys Direct’s predecessor, KB Online Holdings, LLC, from June 2001 to May 2004. Before becoming Vice President of Technology, he held a number of management positions at KB Online Holdings, LLC from July 1999 to May 2001, most recently as Senior Director of Technology. He brings more than 15 years of retail and ecommerce information systems experience to the organization. Previously, Mr. Cummings was a founding partner of Vistyx Corporation, a retail solutions provider, from June 1993 to May 1999 and worked as an information technology management consultant at PricewaterhouseCoopers, an accounting firm, from September 1991 to June 1993. He holds a bachelor’s degree from the University of Texas at Austin.

Frederick Hurley is our Senior Vice President and Chief Merchant. Mr. Hurley served as Senior Vice President and Chief Merchant of eToys Direct, Inc. since it was formed in May 2004. He brings more than 20 years of experience in merchandising management to the organization. Previously, Mr. Hurley worked as Vice President and Divisional Merchandising Manager of core toys at KB Toys from July 2001 to May 2004. He also served as Vice President and DMM of girls’ toys, preschool and plush toys at Toys ‘R’ Us, a toy retailer, from July 1998 to July 2001 and DMM of toys and seasonal items from May 1989 to July 1998 at Hills Department Stores, a department store retailer. Mr. Hurley holds a bachelor’s degree from Northeastern University.

Craig Currie is the Senior Vice President overseeing the BabyUniverse, Dreamtime Baby and My Twinn brands. Mr. Currie joined eToys Direct, Inc. in November of 2004 as Vice President of My Twinn. He brings more than 20 years experience in the direct-to-consumer, toy/doll industry and juvenile products experience to the organization. Previously, Mr. Currie served as COO of B*tween Productions, developer of the Beacon Street Girls consumer/entertainment brand, from August 2003 to November 2004, as a Managing Director at investment bank Tully & Holland, from May 2002 to August 2003, as a Consultant to the Boyds Collection Ltd., a retailer of personalized gifts, from February 2001 to May 2002, as President and CEO of iDolls Corp., a doll retailer, from March 2000 to February 2001, and as Co-Founder of Kid Territory, a retailer of children’s furniture, from January 1999 to March 2000. He was one of the original management team members at American Girl, a retailer, and served in a variety of management positions there from September of 1987 to January of 1999, most recently as Vice President of Product Development and Manufacturing. Mr. Currie received a bachelor’s degree from Wabash College.

Item 1A.	Risk Factors

Please carefully consider the following risk factors. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, these risks are not the only ones we face. Unless specifically noted otherwise, “The Parent Company,” “we,” “us,” or “our” refers to the business of the combined company after the merger and the business of eToys Direct prior to the merger.

General Risks

Our single largest shareholder and its affiliates owns in excess of 60% of our common stock and may be able to exercise significant influence over the outcome of matters to be voted on by our shareholders.

An entity within the D. E. Shaw group collectively owns in excess of 60% of our common stock. Accordingly, the D. E. Shaw group shareholder can exercise significant influence with respect to the election of directors, offers to acquire us and other matters submitted to a vote of our shareholders. The D. E. Shaw group shareholder may have interests that are different from, or are in addition to, the interests of other shareholders generally.

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

We have a history of losses and we may continue to incur losses for the foreseeable future. As of February 2, 2008, our accumulated deficit was approximately $68.3 million. We have not achieved profitability for a full fiscal year. If our revenues grow too slowly, or if our expenses continue to exceed our income, we will not be able to achieve full fiscal year profitability in the near future or at all. Even if we do achieve full fiscal year profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve full fiscal year profitability within a short period of time, or at all, or if we are unable to sustain profitability at satisfactory levels, our financial condition could be adversely affected.

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

Our business is highly seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a substantial portion of our net revenues occur during our fourth fiscal quarter ending around January 31. We generally experience lower net revenues during the first, second and third fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. The fourth fiscal quarter accounted for approximately 71% of our net revenues in the fiscal year ended February 2, 2008. In anticipation of increased sales activity during the fourth fiscal quarter, we incur significant additional expenses, including substantially higher inventory and staffing costs. If sales for the fourth fiscal quarter do not meet anticipated levels, then increased expenses may not be offset, which would adversely affect our financial condition. If we were to experience lower than expected sales during our fourth fiscal quarter, it would have a disproportionately large negative impact on our annual operating results and financial condition for that fiscal year.

Our operating results are volatile and difficult to predict.

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors including those discussed in our SEC filings, many of which are outside of our control. Further, because our business is seasonal, our operating results may vary significantly from one quarter to the next as part of our normal business cycle or due to acquisitions or the timing of promotions. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. It is likely that in some future quarter our operating results may fall below projections or the expectations of securities analysts and investors.

We intend to undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing shareholders.

A key component of our business strategy includes strengthening our competitive position and refining the customer experience on our websites through internal development and growth. However, we intend to selectively pursue strategic acquisitions of companies in our industry or in related industries. Integrating any newly acquired companies may be expensive and time-consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders. Any such acquisition may involve a number of risks, including:

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

We have rapidly and significantly expanded our operations, and anticipate that further significant expansion, including the possible acquisition of third-party assets, technologies or businesses, will be required to address market opportunities and desired growth in our customer base. Any such investment or acquisition may further strain our financial and managerial controls and reporting systems and procedures. These difficulties could disrupt or make it more difficult to plan and forecast our business, distract our management and employees or increase our costs. Prior expansion has placed, and any future expansion is expected to continue to place, a significant strain on our management, operational and financial resources. If we are unable to manage growth effectively, including integration of new personnel, the implantation of proper controls and systems in an efficient manner, or successfully integrate any assets, technologies or businesses that we may acquire, or if we acquire assets, technologies or business that do not prove complementary to us, our business, financial condition and results of operations would be adversely affected.

We experience intense competition.

We operate in a highly competitive environment. We principally compete with a variety of big box discount stores, online retailers, specialty retailers and other catalog merchants that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced gross margins and/or loss of market share, any of which could seriously harm our net revenues and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new websites at a relatively low cost.

We compete with a variety of other companies, including other online companies that include children’s and baby products as part of their product offerings, such as Amazon.com, eBay.com and Overstock.com. We also compete with traditional store-based toy, children’s and baby product retailers such as Toys “R”Us, Wal-Mart and Target. Most of the traditional store-based competitors also offer their products online. Additionally, some manufacturers of children’s and baby products currently sell some of their products directly online. Competition is principally based on product variety, quality and availability, price, convenience, advertising and promotion, customer support and service. Some of our competitors may have greater financial resources, lower merchandise acquisition costs, and lower operating expenses than our Company.

Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Some of our competitors such as Toys “R”Us and Wal-Mart have significantly greater experience in selling children’s toys, video games, software, videos and music products. Many of our traditional store-based, catalog-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater resources, particularly financial and marketing resources. Many of these competitors can devote substantially more resources to website development and catalog retailing than we can. In addition, large, well-established and well-financed entities may establish more robust online sales operations in the future. Our competitors may be able to secure products from vendors on more favorable terms, provide popular products to which we do not have access, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

Increased competition and lessening of brand loyalty is likely to result in price reductions, reduced gross margins and/or loss of market share, any of which could seriously harm our net sales and results of operations. In addition, the children’s products industries, including toys, video games, software, video, books, music and baby-oriented products, are intensely competitive. If we fail to compete successfully, we could face lower sales and may decide or be compelled to offer greater discounts to our customers, which could result in reducing our ability to become profitable.

In order to increase revenues and to achieve, sustain or increase profitability, we must attract customers in a cost-effective manner.

Our success depends on our ability to attract customers in a cost-effective manner. We have relationships with providers of online services, search engines, comparison shopping sites, directories and other websites and ecommerce businesses to provide content, advertising banners and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. Our agreements with these providers generally have terms of one year or less. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers would be harmed. In addition, many of the parties with which we have online advertising arrangements could provide advertising services to other online or traditional retailers, including retailers with whom we compete. As a result, these parties may be reluctant to enter into or maintain relationships with us. Without these relationships, traffic to our websites could be reduced, which would substantially harm our financial condition and results of operations.

Our failure to rapidly respond to changes in our industry could result in loss of our competitiveness and could harm our financial condition and results of operations.

The U.S. retail industry, the specialty retail industry in particular, and the online commerce sector are highly competitive, dynamic in nature and have undergone significant changes over the past several years and will likely continue to undergo significant changes. Our ability to anticipate and respond successfully to these changes is critical to our long-term growth and we cannot assure you that we will anticipate and respond effectively to changes in the retail industry and online commerce sectors. If we are unable to maintain or increase our market share or compete effectively in the retail gift market, our business, financial condition and operating results would be adversely affected.

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

We operate KBtoys.com under a long term license agreement with KB Holdings LLC. In addition we have established strategic retail relationships with the online stores of major national retailers, such as Sears, Amazon, Buy.com, Kmart, Macys, and QVC. If these arrangements are terminated or changed in a material way, our business, results of operations and financial condition may be materially adversely affected. In addition, if the business of KB Toys or these major national retailers deteriorates and therefore the revenues we derive from these sites are reduced, our business, results of operations and financial condition may be materially adversely affected.

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

For the fiscal year ended February 2, 2008, our top 20 vendors worldwide, based on our purchase volume in dollars, represented approximately 50% of the total products we purchased. Our inability to acquire suitable merchandise on acceptable terms or the loss of one or more key vendors could have a negative effect on our business and operating results, unless and until alternative supply arrangements are secured. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those we currently purchase. Additionally, some of our competitors are manufacturers from whom we source product and our competitors may have stronger relationships with the same vendors or have a greater number of exclusive relationships than we do.

In addition, our vendors are subject to certain risks, including product recalls, quality controls, labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, and general economic and political conditions, that could limit our vendors’ ability to provide us with quality merchandise on a timely basis and at a price that is commercially acceptable. For these or other reasons, one or more of our vendors might not adhere to our quality control standards, and we might not identify the deficiency before merchandise ships to our customers. In addition, our vendors may have difficulty adjusting to our changing demands and growing business. Our vendors’ failure to manufacture or import quality merchandise in a timely and effective manner could damage our reputation and brands, and could lead to an increase in customer litigation against us and an attendant increase in our routine litigation costs. Further, any merchandise that does not meet quality standards could become subject to a recall, which would damage our reputation and brands, and harm our business.

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

A significant portion of the products sold by us are manufactured outside of the United States, primarily in Asia. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs, “antidumping” duties, acts of war, terrorism, shipping problems, or diseases such as the bird flu, could increase the cost and reduce the supply of products available to us, which could, in turn, negatively affect our sales and profitability. In addition, over the past few years, port-labor issues, rail congestion, and trucking shortages have had an impact on all direct importers. Although we attempt to anticipate and manage such situations, both our sales and profitability could be adversely impacted by such developments in the future.

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

Any new product category that is launched or acquired by us, which is not favorably received by consumers could damage our brands or reputation. This damage could impair our ability to attract new customers, which could result in our net sales failing to reach expectations. The expansion of our business to include any other new product category may require significant additional expenses, and may strain our management, financial and operational resources. This type of expansion would also subject us to increased inventory risk.

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

We are vulnerable to natural disasters and other unanticipated problems that are beyond our control. Our office facilities in Denver, Colorado, Pittsfield, Massachusetts and Blairs, Virginia house substantially all of our product development and information systems. Our third-party website hosting facilities located in Denver, Colorado house substantially all of our computer and communications hardware systems. Our distribution facilities located in Virginia house substantially all of our product inventory. A natural disaster or extreme weather or other comparable events that are beyond our control could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders. Any such interruptions or delays at these facilities would reduce our net sales. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have no formal disaster recovery plan and our business interruption insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facilities to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could damage our reputation and brand and impair our business.

Delivery of our merchandise could be delayed or disrupted by factors beyond our control, and we could lose customers as a result.

As timely gift delivery is essential to our customers’ satisfaction, any delay, disruption or inaccuracy in order, fulfillment and delivery for any reason, particularly during the holiday shopping season, could cause us to lose customers and negatively affect our business and reputation. In addition, we rely upon third-party carriers for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and delays due to factors that are beyond our control, including employee strikes and inclement weather.

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

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, partners, suppliers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Further, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may sell our products and offer our services or whose residents have access to our websites presently or in the future. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business could be harmed.

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

Sales of video games, which accounted for approximately 7% of our sales for the fiscal year ended February 2, 2008, have been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. New video game platforms have historically been introduced approximately every five years. If video game platform manufacturers fail to develop new hardware platforms, our sales of video game products could decline.

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

These laws and regulations could cover issues such as freedom of expression, pricing, consumer privacy, fraud, quality of products and services, taxation, advertising, adult-oriented content, defamation, intellectual property rights, identity theft and information security. Applicability of existing laws to the Internet relating to issues such as trademarks, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and international laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised by the Internet. Those laws that reference the Internet, such as the Digital Millennium Copyright Act and the recent federal law regulating the commercial use of e-mail (popularly known as “CAN-SPAM”), are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business, operating results and financial condition.

In 2003, the California legislature enacted new sections of the Civil Code that require any company that does business in California and possesses computerized data, in unencrypted form, containing certain personal information about California residents to (i) provide prompt notice to such residents if that personal information was, or is reasonably believed to have been, obtained by an unauthorized person such as a computer hacker and (ii) implement and maintain reasonable security procedures and practices to protect that information from unauthorized access, destruction, use, modification or disclosure. The law defines personal information as an individual’s name together with one or more of that individual’s social security number, driver’s license number, California identification card number, credit card number, debit card number, or bank account information, including any necessary passwords or access codes. In 2004, the California legislature enacted another new section of the Civil Code that requires any company that owns or licenses personal information about California residents to implement and maintain “reasonable security procedures and practices” to protect that information from unauthorized access, destruction, use, modification or disclosure. The law also requires that any company that discloses personal information about California residents to a nonaffiliated third party must require by contract that that party also implement and maintain “reasonable security procedures and practices.” As our customers, including California residents, generally provide information to us that is covered by this definition of personal information in connection with their purchases via our websites, our business has been affected by these new laws.

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

Further, federal and state laws place restrictions on email marketing that could make it more difficult for us to acquire new customers, or to obtain repeat purchases from prior customers through inexpensive electronic marketing methods. The federal CAN-SPAM Act, for example, requires every commercial e-mail message to include an “opt-out” mechanism and requires all senders to comply with their recipients’ “opt out” requests. It also requires senders to label all commercial e-mail messages as advertisements or solicitations. These requirements may reduce the effectiveness of our e-mail marketing activities. If any current or future law requires us to eliminate or curtail our email marketing efforts, our ability to obtain new customers and increase revenues could be adversely affected or we could incur greater marketing costs, either of which could harm our business. While we intend to comply with applicable law regarding email marketing, there is no assurance that we will not incur fines or other liability as a result of an inadvertent violation of such a law. In addition, because our websites are accessible over the Internet in multiple states and other countries, we may be subject to their laws and regulations or may be required to qualify to do business in those locations. We are qualified to do business only in Colorado, at present, and certain of our operating subsidiaries are qualified to do business in Massachusetts and Virginia. Our failure to qualify in a state or country where we are required to do so could subject us to taxes and penalties and we could be subject to legal actions and liability in those jurisdictions. The restrictions or penalties imposed by, and costs of complying with, these laws and regulations could harm our business, operating results and financial condition. Our ability to enforce contracts and other obligations in states and countries in which we are not qualified to do business could be hampered, which could have a material adverse effect on our business.

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

Our common stock is traded on the Nasdaq Global Market. The stock price and the share trading volume for companies in the retail sales industry is subject to significant volatility. Both company-specific and industry-wide developments, as well as changes to the overall condition of the US economy and stock market, may cause this volatility. The market price of our common stock could fluctuate up or down substantially based on a variety of factors, including the following:

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our corporate headquarters in Denver, Colorado. We also lease a distribution and fulfillment center in Blairs, VA and nearby Ringgold, VA. We lease additional corporate office space in Pittsfield, MA and outside Richmond, VA. We do not own any real estate. As of February 2, 2008, we operated the following facilities:

Description of Use	Property	Square Footage	Lease Expiration
Active
Distribution and fulfillment	Blairs, VA	438,500	1/31/2010
Distribution and fulfillment	Ringgold, VA	150,270	6/15/2010
Corporate office	Denver, CO	23,209	7/31/2013
Posh Tots office	Glenn Allen, VA	14,119	7/31/2013
Merchant buyers office	Pittsfield, MA	5,351	12/31/2007

Inactive
Former BabyUniverse fulfillment center (subleased)	Las Vegas, NV	23,396	12/14/2010
Offices (subleased)	Ft. Lauderdale, FL	9,800	4/30/2008
Former BabyUniverse corporate office	Jupiter, FL	9,737	9/30/2009
Office (subleased)	East Boston, MA	8,972	5/30/2008

We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

Item 3.	Legal Proceedings

From time to time, we become involved in various lawsuits and legal proceedings that arise in the normal course of business. We believe that the resolution of these lawsuits and legal proceedings will not have a significant effect on our business, financial condition or results of operations, and any exposure that is probable and estimatable is appropriately included in the financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 17, 2007, our shareholders to action by written consent to approve the following actions:

•

Changing our state of incorporation from Florida to Colorado by a merger of BabyUniverse into The Parent Company, a newly formed, wholly owned Colorado subsidiary. This action will also changed our corporate name to “The Parent Company” and increased our authorized capital stock to 100,000,000 shares;

•	Adopting our 2007 Long-Term Incentive Plan; and

•	Reelecting Lauren Krueger and Edward Ulbrich as Class II directors for a term of three years or until their respective successors are duly elected and qualified.

Shareholders holding 18,162,402 of our shares, in excess of 75%, executed the written consent.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “KIDS.” The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by the Nasdaq Global Market.

	High	Low
Year ended February 3, 2007
First Quarter	$10.43	$8.35
Second Quarter	$10.01	$7.26
Third Quarter	$8.19	$7.00
Fourth Quarter	$8.09	$5.45

Year ended February 2, 2008
First Quarter	$9.34	$5.42
Second Quarter	$10.30	$7.88
Third Quarter	$12.00	$9.67
Fourth Quarter	$10.45	$4.75

Holders

As of April 30, 2008, there were 44 shareholders of record of our common stock. Most of our shareholders hold their shares in street name rather than of record.

Dividends

We have never declared or paid cash dividends on our common stock. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summaries equity compensation plan information for our common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	371,370	$3.39	3,040,838
Equity compensation plans not approved by security holders	—	—	—

Total	371,370	$3.39	3,040,838

Item 6.	Selected Consolidated Financial Data

Not required in accordance with Item 301(c) of Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. You are advised to consult further disclosures we may make on related subjects in our future filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

•	our limited operating history makes it difficult for us to accurately forecast our revenues and appropriately plan our expenses

•

purchasers of toys and child-related products, baby, toddler and maternity products and baby bedding and furniture may not choose to shop online or via catalog, which could have an adverse effect on our revenues

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. In evaluating these statements, you should specifically consider various factors including the risks outlined in the Risk Factors section referenced in Item 1A of Part I of this Annual Report on Form 10-K These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Merger

On October 12, 2007, BabyUniverse completed a merger with eToys Direct pursuant to which the BabyUniverse and eToys Direct businesses were combined. Upon completion of the merger, approximately 16.3 million shares of BabyUniverse common stock were issued to eToys Direct stockholders, and BabyUniverse assumed all of the stock options of eToys Direct outstanding as of October 12, 2007, which totaled approximately 0.3 million shares on an as-converted basis. As a result of the merger, former eToys Direct stockholders and option holders owned, as of the closing, approximately 66.67% of the combined company on a fully-diluted basis and BabyUniverse stockholders, option holders and warrant holders immediately prior to the merger owned, as of the closing, approximately 33.33% of the combined company on a fully-diluted basis.

We changed our ticker symbol changed to “KIDS” on November 5, 2007 and changed our stock market listing to the NASDAQ Global Market on January 15, 2008.

Unless specifically noted otherwise, “The Parent Company,” “we,” “us,” or “our” refers to the business of the combined company after the merger and the business of eToys Direct prior to the merger.

Overview

The Parent Company is a leading commerce, content and new media company for growing families. We provide comprehensive eCommerce and eContent resources to help families plan, play and grow. Our family of brands includes seven eCommerce sites and three eContent and new media sites. We seek to create relationships with expectant parents or those trying to conceive with the content and social networking available through our eContent sites, and then introduce those parents to our portfolio of baby and toy brands as their child grows from baby to toddler to pre-teen.

Seasonality

Our business is highly seasonal, reflecting the general patterns of peak sales for the retail industry during the holiday shopping season. Historically, a substantial portion of our net revenues occur during our fourth fiscal quarter ending around January 31. For the fiscal year ended February 2, 2008, approximately 71% of our net sales occurred in our fourth fiscal quarter. While we anticipate that our BabyUniverse operations will reduce our historic seasonality, we believe our business will continue to be highly seasonal. We generally experience lower net revenues during the first, second and third fiscal quarters and, as is typical in the retail industry, have incurred and may continue to incur losses in these quarters. In anticipation of increased sales activity during the fourth fiscal quarter, we incur significant additional expenses, including significantly higher inventory and staffing costs. Due to the seasonality of our sales, our quarterly results will fluctuate, perhaps significantly.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 1—Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

Net sales are derived by us from Internet and catalog sales of products sold under our own brands and brands licensed from partners, and providing supply and fulfillment services to others. Net sales that are derived from Internet and catalog sales of our products and through our partners’ e-commerce businesses are recorded net of allowances for returns and promotional discounts and include outbound shipping charges and other product-related services such as gift wrapping.

We recognize revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: 1) the delivered item has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of undelivered items; and 3) delivery of any undelivered item is probable.

We recognize revenue from product sales, net of estimated returns based on historical experience and current trends upon shipment of products to customers. We ship the majority of products from our fulfillment center in Blairs, Virginia. We also rely upon certain vendors to ship products directly to customers on our behalf. We act as principal in these transactions, as orders are initiated directly through the e-commerce businesses that we operate, we take title to the goods, and have the economic risk related to collection, customer service, and returns. We consider the criteria of “EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining the appropriate revenue recognition treatment. Generally, when we are the primary obligor in a transaction, have general inventory risk, establish the selling price, have discretion in supplier selection, have physical loss inventory risk after order placement or during shipping, and have credit risk, or when we determine that the preponderance of these criteria have been met, we record revenue gross as a principal.

Inventories

Inventories primarily consist of toys and baby-related items and are stated at the lower of weighted-average cost or market. We write down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions. Inherent in this valuation are significant management judgments and estimates, including, among others, assessments concerning obsolescence and shrinkage rates. As of February 2, 2008 and February 2, 2007, we reserved $0.5 million and $0.8 million, respectively for negative margin inventory and inventory obsolescence.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109). Under the provisions of SFAS 109, a deferred tax liability or asset

(net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

At February 3, 2008 approximately $83.0 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2027. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. We have not performed such an analysis to determine the impact of these provisions on our net operating losses, though management believes the impact would be minimal, if any. A limitation under these provisions would reduce the amount of losses available to offset our future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our limited history and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is not more likely than not that we will realize the benefits of these deductible differences and therefore a full valuation allowance against the deferred tax assets has been established.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides reporting entities an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Year Ended
	February 2, 2008		February 3, 2007		Change
	Dollars	%	Dollars	%	Dollars	%
Net sales	$106,453,864	100.0%	$116,543,241	100.0%	$(10,089,377)	-8.7%
Cost of sales	74,376,281	69.9%	78,916,261	67.7%	(4,539,980)	-5.8%

Gross profit	32,077,583	30.1%	37,626,980	32.3%	(5,549,397)	-14.7%
Operating expenses:
Fulfillment	12,839,125	12.1%	12,305,121	10.6%	534,004	4.3%
Selling and marketing	17,369,135	16.3%	18,375,046	15.8%	(1,005,911)	-5.5%
General and adminstrative	13,411,592	12.6%	12,358,312	10.6%	1,053,280	8.5%

Total operating expenses	43,619,852	41.0%	43,038,479	36.9%	581,373	1.4%
Operating loss	(11,542,269)	-10.8%	(5,411,499)	-4.6%	(6,130,770)	113.3%
Other expense, net	(21,829)	0.0%	(22,744)	0.0%	915	-4.0%
Interest expense, net	(5,880,498)	-5.5%	(6,049,976)	-5.2%	169,478	-2.8%

Loss from continuing operations before income taxes	(17,444,596)	-16.4%	(11,484,219)	-9.9%	(5,960,377)	51.9%
Income tax benefit	—	0.0%	—	0.0%	—	0.0%
(Loss) from discontinued operations, net of tax	(1,646,652)	-1.5%	(9,360,323)	-8.0%	7,713,671	-82.4%

Net loss	$(19,091,248)	-17.8%	$(20,844,542)	-17.9%	$1,753,294	-8.4%

Comparison of the Year Ended February 2, 2008 to the Year Ended February 3, 2007

Net Sales

Net sales consist of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers and other discounts. Our shipping revenue represents the amounts we charge our customers for order delivery. Our gift-wrap revenue consists of amounts we charge our customers for gift-wrapping products.

Net sales for the year ended February 2, 2008 declined $10.1 million to $106.4 million from $116.5 million in the prior year. Changes in net sales from period to period are typically attributable to the timing of catalog distributions, the level and effectiveness of our advertising and commission spending which is impacted by competition for key words, as well as factors such as changes in our sales conversion rates and expanded product offerings. Changes to net sales are a reflection primarily of changes in the volume of products shipped and the mix of products sold, rather than price changes. Shipping charges billed to customers are also included in net sales.

The $10.1 million decline from fiscal 2006 to fiscal 2007 was attributable to an $11.9 million decline in sales at one of our strategic retail partners, due to a change in catalog marketing strategy, and system constraints at this partner, which reduced sales volumes to this partner’s customers, and a decline of $5.2 million from other toy retail channels. This was offset by $5.1 million in sales from product lines acquired in the merger with the former BabyUniverse business included in the year ended February 2, 2008, compared to no sales in the comparable period of the prior year, and a $1.9 million increase in sales from the eToys.com website.

Cost of Sales

Cost of sales include the cost of products sold, the related inbound freight costs for these products, as well as outbound shipping and handling costs incurred by us and provisions for inventory shortages.

Cost of sales were $74.4 million and $78.9 million for fiscal year ended February 2, 2008 and February 3, 2007, respectively, representing 70.0% and 67.7% of net sales, respectively. The 5.8% decrease in cost of sales during this period was mainly attributable to the 8.7% decrease in net revenues. The increase in cost of sales as a percentage of net revenues during this period was primarily attributable to the reduction in revenues at the strategic retail partner and specific reduction in prices to improve inventory turnover.

Gross profit

Gross profit was $32.1 million in the year ended February 2, 2008, as compared to $37.6 million in the year ended February 3, 2007. Gross margin as a percentage of total revenues decreased to 30.1% during the year from 32.3% in the comparable period last year. The decrease in gross margins was primarily attributed to the reduction in revenues at the strategic retail partner and specific reduction in prices to improve inventory turnover.

Operating Expenses

Fulfillment expenses

Fulfillment costs consist of personnel, occupancy, and other costs associated with our Blairs and Ringgold, Virginia fulfillment centers, personnel and other costs associated with our logistical support and vendor operations departments, and third-party warehouse and fulfillment services costs.

Fulfillment expenses increased to $12.8 million in the year ended February 2, 2008 from $12.3 million in the comparable period last year. During the year ended February 3, 2007, Silvestri, our discontinued operation, was allocated $1.4 million of fixed fulfillment cost as compared to $0.3 million that were allocated in the year ended February 2, 2008, since the business was sold at the beginning of fiscal 2007. The increase in fulfillment expenses was partially offset by a reduction in variable expenses from the decline in net revenues.

Selling and Marketing expenses

Sales and marketing expenses consist of customer service costs, credit card fees, royalty expenses, net advertising, catalog marketing costs and promotional expenses incurred by us on behalf of our partners’ eCommerce businesses, and payroll related to our buying, business management, and marketing functions.

Selling and marketing expenses declined to $17.4 million in the year ended February 2, 2008 from $18.4 million in the comparable period last year, due primarily to marketing costs related to the production of a catalog for a strategic retail partner that were included in the prior year’s selling and marketing expense and have since been assumed by the partner.

General and Administrative expenses

General and administrative expenses consist of wages and benefits for all of our employees, except for fulfillment and customer sales and service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.

General and administrative expenses increased to $13.4 million in the year ended February 2, 2008 from $12.4 million in the comparable period last year, due primarily to the additional general and administrative expenses associated with the acquired BabyUniverse businesses.

Other Income and Expenses

Interest expense. Interest expense was comparable at $5.9 million and $6.0 million for the years ended February 2, 2008 and February 3, 2007, respectively.

Income taxes. There was no provision for income taxes for the years ended February 2, 2008, and February 3, 2007, respectively. We had net operating loss carry forwards of approximately $83.0 million at February 2, 2008, which will expire in various years through 2025. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. We have not performed such an analysis to determine the impact of these provisions on our net operating losses, though management believes the impact would be minimal, if any. A limitation under these provisions would reduce the amount of losses available to offset future taxable income. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

Loss from discontinued operations. In July of 2006, our board of directors approved a plan to sell our wholesale gift business, Silvestri. On January 31, 2007, we sold the majority of the Silvestri assets consisting of inventory, pre-paid assets, and intellectual property. Additionally, the acquirer also assumed certain leases related to the Silvestri business. As of the end of 2007 we no longer had any material assets or liabilities associated with the discontinued operations.

Liquidity and Capital Resources

Net cash used by operating activities from continuing operations totaled $13.7 million for the year ended February 2, 2008. During the period, our net loss from continuing operations was $17.4 million. Depreciation and amortization was $1.5 million. Stock based compensation was $0.2 million. Cash used for increases in accounts receivable, inventory and prepaid expenses was $2.0 million. Cash provided by decreases in accounts payable, accrued expenses and other liabilities was $4.0 million. Net cash provided by discontinued operations totaled $0.3 million for the year ended February 2, 2008. Net cash used by operating activities from continuing operations totaled $9.4 million for the year ended February 3, 2007. During the period, our net loss from continuing operations was $11.5 million. Depreciation and amortization was $1.0 million. Cash provided by decreases in accounts receivable and inventory was $3.8 million. Cash used by increases in prepaid expenses and decreases in accounts payable, accrued expenses and other liabilities were $2.7 million. Net cash used in discontinued operations totaled $3.3 million for the year ended February 3, 2007.

Net cash used by investing activities was $4.5 million for the year ended February 2, 2008, consisting of $2.0 million used in capital expenditures, and $2.5 million used in net liabilities acquired in the merger. Net cash used by investing activities was $1.7 million for the year ended February 3, 2007, consisting of $1.7 million in capital expenditures.

Net cash provided by financing activities was $16.4 million for the year ended February 2, 2008. Cash provided by payables to a related party was $14 million. Cash provided by a revolving credit line was $2.8 million. Cash provided by the exercise of employee stock options was $0.1 million. Cash used for payments on capital leases were $0.5 million. Net cash provided by financing activities was $13.5 million for the year ended February 3, 2007. Cash provided by a note payable to a related party was $34 million. Cash used for payments on a note payable to a related party was $20 million. Cash used for payments on capital leases was $0.5 million.

As of February 2, 2008, our principal source of liquidity was a $25 million revolving credit line that we currently believe, together with cash generated from operations, will be sufficient to continue operations through at least the next twelve months. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. We currently expect to seek additional equity and or additional debt financing to support our long-term obligations and needs. However, there can be no assurance that it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders.

In December 2007, we became aware that it had not met certain minimum EBITDA thresholds that were required to remain in compliance with covenants stipulated in our revolving credit agreement. The minimum EBITDA threshold was triggered by our credit availability falling below 15% of our gross availability as specified in the agreement. On December 14, 2007, our lender waived our failure to comply with certain minimum EBITDA thresholds for the four and five months ending October 31, 2007 and November 30, 2007. In consideration of the lender’s waiver, we agreed that we would not allow our available credit line to fall below 25% of our gross availability until February 29, 2008. Beginning March 1, 2008, the availability limit was reduced from 25% to 15%.

In February 2008, we and the lender entered into a Second Amendment to Amended and Restated Credit Agreement, which amends the Amended and Restated Credit Agreement dated as of October 12, 2007, as amended among the parties. The Amendment (i) modifies certain financial covenants set forth in the Credit Agreement, (ii) provides for a limited guaranty by D. E. Shaw Laminar Lending, Inc. of a portion of the Borrowers’ obligations under the Credit Agreement, to the extent provided in the Guaranty, and a related pledge in favor of the administrative agent of a deposit account of Laminar as security for its obligations under the Guaranty, and (iii) includes in the Borrowers’ borrowing base under the Credit Agreement the cash from time to time on deposit in the Pledged Account. Laminar is an affiliate of D. E. Shaw Laminar Acquisition Holdings 3, L.L.C., which owns a majority of the outstanding common stock of The Parent Company.

In order to compensate Laminar for entering into the Guaranty and depositing cash into the Pledged Account, the Borrowers entered into a Compensation Agreement dated as of February 1, 2008, with Laminar. Pursuant to the Compensation Agreement, we agreed to pay Laminar a fee of $450,000, payable in four equal installments upon execution of the agreement and on each of May 1, 2008, July 1, 2008 and September 1, 2008, and to pay a fee, monthly in arrears, on the amounts deposited in the Pledged Account from time to time at a rate per annum equal to the LIBOR Rate then in effect, plus 6.50%. In addition, in the event Laminar is required to make a payment under the Guaranty, the Borrowers have agreed to pay Laminar interest on such amounts at a rate per annum equal to the LIBOR Rate then in effect, plus 8.50%.

We are currently in compliance with our debt covenants.

Off-Balance Sheet Arrangements

We do not have or engage in any significant off-balance sheet arrangements.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Item 7A.	Quantative and Qualitative Disclosures About Market Risk

Not required in accordance with Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Parent Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of The Parent Company and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Parent Company and subsidiaries at February 2, 2008 and February 3, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

Denver, Colorado

April 30, 2008

The Parent Company and Subsidiaries

Consolidated Balance Sheets

	February 3, 2008	February 3, 2007
Assets
Cash and cash equivalents	$206,589	$1,773,836
Accounts receivable, net	2,162,992	1,611,055
Inventory	17,785,846	14,830,007
Prepaid expenses and other current assets	2,109,435	1,690,618
Assets of discontinued operations	—	2,104,588

Total current assets	22,264,862	22,010,104
Fixed assets, net	4,979,361	3,874,502
Goodwill	63,869,975	—
Intangible assets, net of amortization	5,446,909	—
Other assets, net	441,643	299,984

Total assets	$97,002,750	$26,184,590

Liabilities and Stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$15,334,449	$9,022,324
Accrued expenses and other current liabilites	2,164,844	1,861,697
Note and interest payable-related party	—	53,570,295
Note payable	2,845,253	—
Capital leases—current	341,465	504,272
Deferred rent	61,458	—
Deferred revenue	440,633	—
Liabilities of discontinued operations	—	152,181

Total current liabilities	21,188,102	65,110,769

Non-current liabilities:
Capital lease- long-term	—	341,465
Lease payable- long-term	14,959	—
Deferred rent	—	71,708

Total liabilities	21,203,061	65,523,942

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 and 11,596,381 shares issued and outstanding as of February 2, 2008 and February 3, 2007, respectively	—	5,798,190

Stockholders’ (deficit) equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 24,239,665 and 4,293,373 shares issued and outstanding as of February 2, 2008 and February 3, 2007, respectively	24,240	4,293
Additional paid-in capital	144,031,413	4,022,881
Accumulated deficit	(68,255,964)	(49,164,716)

Total stockholders’ (deficit) equity	75,799,689	(45,137,542)

Total liabilities and stockholders’ (deficit) equity	$97,002,750	$26,184,590

See accompanying notes to consolidated financial statements.

The Parent Company and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
Net sales	$106,453,864	$116,543,241
Cost of sales	74,376,281	78,916,261

Gross profit	32,077,583	37,626,980

Operating expenses:
Fulfillment	12,839,125	12,305,121
Selling and marketing	17,369,135	18,375,046
General and administrative	13,411,592	12,358,312

Total operating expenses	43,619,852	43,038,479

Operating loss	(11,542,269)	(5,411,499)
Other expense, net	(21,829)	(22,744)
Interest expense, net	(5,880,498)	(6,049,976)

Loss from continuing operations before income taxes	(17,444,596)	(11,484,219)

Income tax benefit	—	—
Loss from discontinued operations, net of tax	(1,646,652)	(9,360,323)

Net loss	$(19,091,248)	$(20,844,542)
Dividends on preferred stock	(641,593)	(849,522)

Net loss attributable to common shareholders	$(19,732,841)	$(21,694,064)

Basic and diluted earnings per share
Loss from continuing operations attributable to common shareholders	$(1.74)	$(2.87)
Loss from discontinued operations	$(0.15)	$(2.18)

Net loss attributable to common shareholders	$(1.89)	$(5.05)

Shares used in computation of earnings per share
Basic	10,417,400	4,293,373
Diluted	10,417,400	4,293,373

See accompanying notes to consolidated financial statements.

The Parent Company and Subsidiaries

Consolidated Statements of Cash Flows

	February 2, 2008	February 3, 2007
Operating Activities
Loss from continuing operations	$(17,444,596)	(11,484,219)
Loss from discontinued operations	(1,646,652)	(9,360,323)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	1,510,140	986,165
Stock based compensation	204,713	24,064
Change in operating assets and liabilities:
Accounts receivable	(288,028)	770,074
Inventory	(1,456,422)	2,980,900
Prepaid expenses, other current assets, and other non-current assets	(226,841)	(368,114)
Accounts payable, accrued expenses, and other liabilities	3,964,960	(2,299,884)

Net cash used in operating activities from continuing operations	(13,736,074)	(9,391,014)
Operating cash provided by (used in) discontinued operations	305,755	(3,292,194)

Net cash used in operating activities	(13,430,319)	(12,683,207)

Investing Activities
Purchase of fixed assets	(2,014,771)	(1,742,319)
Net liabilities acquired from Merger transaction, net of cash acquired	(2,535,030)	—

Net cash used in investing activities	(4,549,801)	(1,742,319)

Financing Activities
Proceeds from related-party note payable	14,000,000	34,000,000
Payments of related-party note payable	—	(20,000,000)
Proceeds from revolving credit line	2,845,253	—
Exercise of stock options	72,943
Principal payments on capital lease	(505,323)	(472,245)

Net cash provided by financing activities	16,412,873	13,527,755

Beginning cash and cash equivalents	1,773,836	2,671,608
Increase in cash and cash equivalents from continuing operations	(1,567,247)	(897,772)

Ending cash and cash equivalents	$206,589	$1,773,836

Non-cash investing and financing activities
Related party notes payable and accrued interest converted to common stock	$71,609,665	$—
Preferred stock converted to common stock in conjunction with reverse merger transaction with BayUniverse, Inc.	6,439,783	—
Payment of fee to vendor in common stock in lieu of cash	200,004	—

See accompanying notes to consolidated financial statements.

The Parent Company and Subsidiaries

Consolidated Statement of Preferred Stock and Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at January 28, 2006	9,897,337	4,948,668	4,293,373	4,293	4,848,339	(28,320,174)	(23,467,542)
Issuance of preferred stock for preferred stock dividend	1,699,044	849,522	—	—	(849,522)	—	(849,522)
Stock based compensation expense	—	—	—	—	24,064	—	24,064
Net loss	—	—	—	—	—	(20,844,542)	(20,844,542)

Balance at February 3, 2007	11,596,381	5,798,190	4,293,373	4,293	4,022,881	(49,164,716)	(45,137,542)
Issuance of preferred stock for preferred stock dividend	1,283,185	641,593	—	—	(641,593)	—	(641,593)
Conversion of preferred stock and issuance of common stock for reverse acquisition of assets of BabyUniverse, Inc.	(12,879,566)	(6,439,783)	5,994,244	5,994	6,433,789	—	6,439,783
Conversion of related party notes payable and accrued interest to common stock	—	—	5,967,472	5,968	71,603,697	—	71,609,665
Historical shares of BabyUniverse, Inc. common stock	—	—	7,886,163	7,886	62,135,078	—	62,142,964
Exercise of stock options	—	—	57,272	57	72,886	—	72,943
Issuance of common stock as payment of fee	—	—	16,667	17	199,987	—	200,004
Common stock granted to Board of Directors as compensation	—	—	24,474	25	150,001	—	150,026
Stock based compensation expense	—	—	—	—	54,687	—	54,687
Net loss	—	—	—	—	—	(19,091,248)	(19,091,248)

Balance at February 2, 2008	—	$—	24,239,665	$24,240	$144,031,413	$(68,255,964)	$75,799,689

See accompanying notes to consolidated financial statements.

The Parent Company

Notes To Consolidated Financial Statements

Note 1—Organization

The Parent Company is a leading commerce, content and new media company for growing families. Through our websites, eToys.com and KBtoys.com (which we operate under a licensing agreement with KB Holdings, LLC) we are a leading online retailer of toys, video games, electronics, party goods, movies, videos and baby products. Through our proprietary My Twinn doll business, we sell our highly distinctive My Twinn personalized dolls created by our in-house artisans to resemble a customer’s child. We have established strategic retail relationships with the online stores of major national retailers, such as Amazon, Buy.com, Kmart, Macys, QVC and Sears. Through the BabyUniverse, Dreamtime Baby and Posh Tots websites, we are a leading online retailer of brand-name baby, toddler and maternity products. Our three eContent sites include BabyTV.com, PoshCravings.com and ePregnancy.com, all of which provide content and social networking applications targeted to mothers and expectant mothers.

We changed our name from BabyUniverse, Inc. to The Parent Company on January 8, 2008. On October 12, 2007, BabyUniverse completed a merger with eToys Direct pursuant to which the BabyUniverse and eToys Direct businesses were combined. Upon completion of the merger, approximately 16.3 million shares of BabyUniverse common stock were issued to eToys Direct stockholders, and BabyUniverse assumed all of the stock options of eToys Direct outstanding as of October 12, 2007, which totaled approximately 0.3 million shares on an as-converted basis. As a result of the merger, former eToys Direct stockholders and option holders owned, as of the closing, approximately 66.67% of the combined company on a fully-diluted basis and BabyUniverse stockholders, option holders and warrant holders immediately prior to the merger owned, as of the closing, approximately 33.33% of the combined company on a fully-diluted basis.

We changed our ticker symbol changed to “KIDS” on November 5, 2007 and changed our stock market listing to the NASDAQ Global Market on January 15, 2008.

Note 2—Basis of Presentation

Since former eToys Direct security holders owned, after the merger, approximately 66.67% of the combined company on a fully-diluted basis and as a result of certain other factors, including that all members of the executive management of the combined company are from eToys Direct, eToys Direct is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. These financial statements reflect the historical results of eToys Direct prior to the merger and that of the combined company following the merger, and do not include the historical financial results of BabyUniverse prior to the completion of the merger. Stockholders’ equity has been retroactively restated to reflect the number of shares of common stock received by former eToys Direct security holders in the merger, after giving effect to difference between the par values of the capital stock of eToys Direct and BabyUniverse common stock, with the offset to additional paid-in capital.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, “The Parent Company,” “we,” “us,” or “our” refers to the business of the combined company after the merger and the business of eToys Direct prior to the merger.

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

Since the Company’s inception on May 10, 2004, the Company has not achieved a profit. Management believes the Company can achieve profitability with continued sales growth, but there are no assurances whether the Company will be profitable in the future. As discussed in Note 10, in July 2007, the Company secured a $25.0 million bank credit facility. Additionally, on February 1, 2008, the borrowing capacity on the bank credit facility was extended. Based on the Company’s current operating plan and the structure of the Company’s amended bank credit facility, management believes existing cash and cash equivalents, cash forecasted to be generated by operations, and access to capital under the terms of the bank credit facility will be sufficient to meet the Company’s working capital and capital requirements through at least February 1, 2009. However, if events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to seek additional capital and/or reduce discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The accompanying consolidated financial statements include the accounts of The Parent Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated.

We report our financial results on a 52 or 53-week fiscal year ending on the closest Saturday to January 31st. Fiscal 2006 was a 53-week year, and fiscal 2007 was a 52-week year. Certain amounts in prior periods have been reclassified to conform to the current period presentation. The reclassifications had no effect on previously reported net loss or cash flows.

Note 3—Summary of Significant Accounting Policies

Concentrations of Risk. We maintains our cash and cash equivalents primarily with one major financial institution in the United States in the form of demand deposits. Deposits in this bank may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our cash and cash equivalents.

Our net revenues are primarily derived from a large number of individual retail consumers who pay for their purchases using credit cards. We use third-party agencies to process and collect the receipts from these transactions. As of February 2, 2008 and February 3, 2007, amounts due from these agencies amounted to $0.4 million and $0.2 million, respectively. We also have accounts receivable from our distributors and manufacturers for product rebates, cooperative advertising, and volume discounts.

None of our strategic retail partners accounted for more than 10% of revenue during the year ended February 2, 2008. Two of our strategic retail partners accounted for 16% and 10%, respectively, of total revenues for the year ended February 3, 2007.

Segment Information. SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that companies report information about operating segments in their financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services. We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. Accordingly, we operate in one business segment, which focuses on providing toys, baby-related products and content via the Internet and catalogs.

Cash and cash equivalents. We consider all highly liquid securities with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable. Our accounts receivable consist primarily of cash due from strategic retail partners and third-party agencies used to process and collect receipts from retail customers. No allowance for doubtful accounts has been provided as of February 2, 2008 or February 3, 2007, as the we believe that all amounts recorded are recoverable.

Inventories. Inventories primarily consist of toys and baby-related items and are stated at the lower of weighted-average cost or market. We write down inventory due to estimated obsolescence or damage in an amount equal to the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions. Inherent in this valuation are significant management judgments and estimates, including, among others, assessments concerning obsolescence and shrinkage rates. As of February 2, 2008 and February 3, 2007, we reserved $0.5 million and $0.8 million, respectively for excess and obsolete inventory.

Prepaid Expenses. Prepaid expenses consist primarily of prepaid catalog production costs, prepaid computer maintenance and support, prepaid packing and warehouse supplies, prepaid medical insurance, and prepaid business insurance.

Fixed Assets. Fixed assets, which include equipment, computers, and software, furniture and fixtures, and leasehold improvements, are depreciated on a straight-line basis over their estimated useful lives, ranging from three to eight years, or the life of the lease, whichever is shorter. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is recognized as a gain or loss on disposition of the assets in other income (expense). Routine maintenance and repairs are expensed as incurred. Leased property meeting capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term and is included in depreciation expense.

Deferred Rent. We lease office and warehouse space and other equipment under operating lease agreements which generally contain scheduled rent increases. We recognize rent expense on non-cancelable leases on a straight-line basis over the term of each individual lease including the build-out period. The difference between recognized rental expense and amounts payable under the lease is recorded as deferred rent.

Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to the undiscounted future cash flows in our assessment of whether or not long-lived assets have been impaired. At February 2, 2008 and February 3, 2007, we determined there was no impairment.

Goodwill and other intangible assets. Goodwill represents the cost of the acquired BabyUniverse business related to the reverse acquisition transaction in excess of the estimated fair value assigned to the net liabilities assumed. Goodwill is reviewed for impairment in the fourth quarter of each year or more frequently if indicators of possible impairment arise. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The impairment test consists of a comparison of the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then an analysis will be performed to compare the implied fair value with the carrying amount of goodwill. An impairment loss would be recognized in an amount equal to the difference. Fair value is generally based upon future cash flows discounted at a rate that reflects the risk involved or market-based comparables. After an impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.

Other intangible assets were recorded in conjunction with the reverse acquisition transaction with BabyUniverse and consist of trademarks and trade names, Internet retail customer relationships, and content customer relationships. Trademarks and trade names were recorded at fair value, have an indefinite useful life and are evaluated for impairment annually. Internet retail customer relationships and content customer relationships were initially recorded at fair value and are being amortized on a straight-line basis over a period of one to two years (see Note 8).

Deferred Revenue. Deferred revenue represents payments received from customers before products are shipped.

Revenue Recognition. Net sales are derived from Internet and catalog sales of products sold under our own brands and brands licensed from partners, and providing supply and fulfillment services to others. Net sales that are derived from Internet and catalog sales of our products and through our partners’ e-commerce businesses are recorded net of allowances for returns and promotional discounts and include outbound shipping charges and other product-related services such as gift wrapping.

We recognize revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Additionally, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: 1) the delivered item has value to the customer on a standalone basis; 2) there is objective and reliable evidence of the fair value of undelivered items; and 3) delivery of any undelivered item is probable.

We recognize revenue from product sales, net of estimated returns based on historical experience and current trends upon shipment of products to customers. We ship the majority of products from our fulfillment center in Blairs, Virginia. We also rely upon certain vendors to ship products directly to customers on our behalf. We act as principal in these transactions, as orders are initiated directly through the e-commerce businesses that we operate, we take title to the goods, and have the economic risk related to collection, customer service, and returns. We consider the criteria of “EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining the appropriate revenue recognition treatment. Generally, when we are the primary obligor in a transaction, have general inventory risk, establish the selling price, have discretion in supplier selection, have inventory risk of physical loss after order placement or during shipping, and have credit risk, or when we determine that the preponderance of these criteria have been met, we record revenue gross as a principal.

Cost of Sales. Cost of sales include the cost of products sold, the related inbound freight costs for these products, as well as outbound shipping and handling costs incurred by us and inventory write-downs.

Vendor Allowances. We receive concessions from our vendors through a variety of programs and arrangements, including cooperative advertising and markdown reimbursement programs. Cooperative advertising allowances are reported as a reduction of advertising expense included in selling and marketing expense in the period in which the advertising occurred. All other vendor allowances are recognized as a reduction of cost of sales.

Shipping and Handling Expenses. In accordance with “EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs,” outbound shipping charges billed to customers are included in net sales and amounted to $14.9 million and $16.6 million for the years ended February 2, 2008 and February 3, 2007, respectively.

Outbound shipping and handling charges incurred by us are included within cost of sales and amounted to $12.6 million and $13.7 million for the years ended February 2, 2008 and February 3, 2007, respectively.

Fulfillment Expenses. We define fulfillment costs as personnel, occupancy, and other costs associated with our Blairs, Virginia, fulfillment center, personnel and other costs associated with our logistical support and vendor operations departments, and third-party warehouse and fulfillment services costs.

Selling and Marketing. Sales and marketing expenses include customer service costs, credit card fees, royalty expenses, net advertising, and promotional expenses incurred by us on behalf of our partners’ e-commerce businesses, and payroll related to the our buying, business management, and marketing functions. Net partner revenue share charges are royalty payments made to our partners in exchange for the use of their brands, the promotion of our partners’ URLs, websites, and toll-free telephone numbers in whose marketing and communications materials, the implementation of programs to provide incentives to customers to shop through the e-commerce businesses that we operate for our partners, and other programs and services provided to the customers of the e-commerce businesses that we operate for our partners, net of amounts reimbursed to us by our partners. Partner royalty expenses were $3.5 million and $4.3 million for the years ended February 2, 2008 and February 3, 2007, respectively.

Advertising. Advertising costs include online marketing efforts, print advertising, and other direct marketing strategies, and are generally expensed as incurred in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (SOP) 93-7, “Reporting on Advertising Costs.” Online marketing fees and media placement costs are expensed in the month the advertising appears. Agency fees are expensed as incurred. Advertising costs were $5.5 million and $6.1 million for the years ended February 2, 2008 and February 3, 2007, respectively.

Income Taxes. We account for income taxes under the asset and liability method whereby deferred income taxes are recorded for the temporary differences between the amounts of assets and liabilities reported in the consolidated financial statements and amounts as measured for tax purposes. A valuation allowance is recorded because management believes it is more likely than not that we will not utilize a portion or all of our net deferred tax assets.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FINS 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. We adopted FIN 48 on February 3, 2007 and there were no significant adjustments recorded on adoption.

Net loss per Share. Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential incremental common shares outstanding during the period, if their effect is dilutive. Potential incremental common shares include shares of common stock issuable upon the exercise of stock options and restricted stock awards, and upon the conversion of preferred stock to common stock. All potential incremental common shares were anti-dilutive as we incurred losses for the years ended February 2, 2008 and February 3, 2007

Fair Value of Financial Instruments: The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses, approximate fair value as of February 2, 2008, and February 3, 2007 as a result of the relatively short maturity of these instruments. Notes and capital leases are reflected at fair value and are recorded net of the unamortized discount.

Stock Based Compensation: Effective January 29, 2006, using the prospective method, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-based Payment , which requires us to measure compensation expense for share-based awards issued after January 29, 2006, at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

In accordance with the prospective method of adoption, for all stock-based awards issued prior to January 29, 2006, we continue to account for these awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employee , and related interpretations. The intrinsic value method of accounting results in compensation expense for stock options to the extent option exercise prices were set below market prices on the date of grant.

Note 4—Merger

As noted in Note 2, because eToys Direct was deemed to be the acquiring company for accounting purposes, the merger transaction with BabyUniverse was accounted for as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. As a result, the components of the purchase price allocation to the estimated fair values of the acquired assets and assumed liabilities related to the merger transaction are as follows:

Fair market value of shares received in merger	$62,142,964
Restructuring liabilities	1,218,472
Total Expenses	2,636,662

Total amount to be allocated:	$65,998,098

Allocation to acquired assets and assumed liabilities:
Goodwill	$63,869,975
Other intangible assets
Trademarks/Trade names	5,187,000
Internet retail customer relationships	81,000
Content customer relationships	308,000
Other tangible assets and assumed liabilities:
Cash	102,525
Accounts receivable	263,909
Inventory	1,499,417
Property and equipment	471,137
Other assets	333,635
Accounts payable	(3,991,280)
Accrued liabilities	(1,343,422)
Deferred revenue	(783,798)

Amounts allocated:	$65,998,098

Reasons for the Merger

The merger was intended to create a combined company that is further diversified in our product offerings and extends the lifecycle of our customer base. BabyUniverse’s customers are primarily expectant parents and parents of babies and toddlers. eToys Direct’s customers are primarily parents of young children and older children. The combined company is more relevant to parents for a longer period of time in their children’s lives. Operating efficiencies and cost savings include a reduction in corporate overhead, streamlining of operations through the leverage of eToys Direct’s operating model through a larger base, and more efficient utilization of eToys Direct’s distribution center in Blairs, Virginia. The financial and operational resources of the combined company substantially exceed the financial and operational resources of either company on a stand-alone basis.

In connection with the merger, management approved and initiated a plan of integration as of the acquisition date which outlined the actions necessary to combine its existing business and resources with those of BabyUniverse. An important part of this plan is the integration of the companies’ products and customer bases, elimination of duplicative activities, and the reduction of our overall cost structure. Accrued restructuring costs of $0.9 million as of February 2, 2008, are based on this integration plan. We have substantially completed BabyUniverse integration activities as of February 2, 2008.

The following table summarizes our utilization of restructuring accruals pertaining to pre-merger operations of BabyUniverse during fiscal 2007:

	October 12, 2007	Amounts Paid	Balance February 2, 2008
Leases	$898,547	$(170,922)	$727,625
Abandoned contracts	219,925	(110,944)	108,981
Contingent liabilities	100,000	—	100,000

Total restructuring accrual	$1,218,472	$(281,866)	$936,606

Pro Forma Disclosures Related to Merger

The following pro forma condensed combined statements of operations are presented as if the merger had been consummated at the beginning of each period presented in the financial statements. The pro forma presentation is based on the actual results of eToys Direct and BabyUniverse for the years ended February 2, 2008 and February 3, 2007, respectively. Certain reclassifications have been made to the historical presentation of eToys Direct and BabyUniverse in order to conform to the presentation used in the Unaudited Pro Forma Condensed Combined Statement of Operations. These adjustments had no impact on the historical losses from continuing operations. These reclassifications include the additional expense for estimated intangible amortization of intangible assets related to the merger, the reversal of amortization of intangible assets not related to the merger, reversal of certain interest expense related to debt that was converted to equity, and the elimination of eToys Direct discontinued operation, which was sold to a third party in January, 2007. The following pro forma financial information is not necessarily indicative of the results of operations that would have occurred had eToys Direct and BabyUniverse constituted a single entity during such periods, nor is it necessarily indicative of future operating results.

Pro Forma Condensed Combined Statements of Operations

(Unaudited)

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
Net sales	$127,216,742	$152,934,460
Gross profit	37,435,561	48,215,711
Net loss attributable to common shareholders	$(17,516,188)	$(8,672,146)
Net loss per share	$(1.68)	$(2.02)
Weighted average shares outstanding	10,417,400	4,293,373

Note 5—Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides reporting entities an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on the consolidated financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Note 6—Stock-Based Compensation

We have a 2004 Stock Incentive Plan, 2005 Stock Incentive Plan, 2006 Stock Incentive Plan, and a 2007 Long-Term Incentive Plan. These plans permit the grant of options or stock to directors, officers, employees, consultants, and advisors. Options may be either incentive stock options or nonqualified stock options.

The plans are intended as an incentive to improve the performance, encourage the continued employment and increase the proprietary interest of our directors, officers and employees that participate in the plans. The plans are designed to grant such directors, officers and employees the opportunity to share in our long-term success through stock ownership and to afford them the opportunity for additional compensation related to the value of our stock. There were 3,040,838 shares remaining for future grant under the plans as of February 2, 2008.

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used in arriving at the fair value of each option grant:

	Fiscal 2007	Fiscal 2006
Expected dividend rate	0.0%	0.0%
Expected volatility	56.0%	59.8%
Expected term (in years)	3.8	3.7
Risk-free interest rate	4.2% - 4.8%	4.9%
Weighted average fair value	$0.98	$0.35

Expected Volatility. Our computation of expected volatility in fiscal 2007 is based on the historical volatility of our common stock and the experience of what we believe are peer companies based on the similar nature of our industry and option plan characteristics. We used a volatility factor that considers the historical experience of these peer companies using a period commensurate with the expected life of the award.

Expected Term. Our expected life in fiscal 2007 was calculated using the simplified method outlined by SEC Staff Accounting Bulletin No. 107 (SAB 107). Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two. Prior to fiscal 2007, our computation of expected life was based on vesting schedules and historical experience of options exercised.

Risk-Free Interest Rate. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term to the expected life of the award.

Expected Dividend. A dividend yield of 0% was considered appropriate due to the lack of historical dividends paid. We do not expect to pay dividends in the foreseeable future.

We adjust our estimate for forfeitures as they occur.

In December 2004, the FASB issued SFAS No. 123(R), a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost is recognized as compensation expense over the vesting period of the awards. We adopted SFAS No. 123(R) at the beginning of fiscal 2006, and adopted the prospective method of transition under the statement. Under this method, we began recognizing the compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, we recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. We recognized stock-based compensation totaling $54,687 and $24,064 for the year ended February 2, 2008, and February 3, 2007, respectively, under FAS 123R.

The total intrinsic value of the options exercised during the year ended February 2, 2008 was $465,975. No options were exercised for the year ended February 3, 2007. Remaining compensation cost to be recognized under the Plans as of February 2, 2008 was $61,578.

The following tables illustrate options outstanding under all plans as of February 2, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance At February 3, 2007	271,018	1.41
Options granted in conjunction with acquisition	182,936	5.43
Options cancelled	(25,312)	1.71
Options exercised	(57,272)	1.27

Balance February 2, 2008	371,370	$3.39	6.4	$1,037,112

Eligible for exercise at February 2, 2008	293,079	$3.42	6.5	$812,763

	Outstanding			Exercisable
Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$1.08 - $1.55	242,058	$1.42	8.1	188,037	$1.38
$6.16 - $6.84	69,312	6.23	5.6	58,374	6.24
$8.10 - $9.86	60,000	8.10	0.7	46,668	8.10

	371,370	$3.39	6.4	293,079	$3.42

Warrants

We currently have 42,415 currently exercisable warrants outstanding to purchase the same number of our common stock shares. The table below summarizes their details:

Shares	Expiration Date	Exercise Price
2,757	11-Jul-11	$8.20
39,658	24-May-14	$7.88

Note 7—Property Plant and Equipment

Property, plant and equipment consisted of the following:

	Year Ended
	February 2, 2008	February 3, 2007
Fulfillment center assets	3,356,258	2,519,545
Computer equipment and software	2,785,355	1,352,721
Assets under capital lease	1,983,209	1,983,209
Furniture and fixtures	212,746	6,116
Leasehold improvements	12,979	—

	8,350,547	5,861,591
Less: accumulated depreciation	(3,371,185)	(1,987,089)

Net fixed assets	$4,979,362	$3,874,502

Depreciation expense was $1,381,049 and $986,165 for the years ended February 2, 2008 and February 3, 2007, respectively.

Note 8—Intangible Assets

Amortizable intangible assets recognized in conjunction with the merger on October 12, 2007 are amortized over the period of expected benefit ranging from one to two years, unless they were determined to be subject to indefinite lives. We review for the impairment of long-lived assets and certain identifiable intangible with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Identifiable intangible assets with finite lives are evaluated for impairment annually in the fourth quarter and on an interim basis if changes in circumstances between annual tests indicate the asset might be impaired in accordance with SFAS No. 142, Goodwill and Intangible Assets.

The following table sets forth the components of intangible assets as of February 2, 2008. In addition to the amortizable intangible assets listed below, we identified $5.2 million in trademarks and trade names related to the merger that have indefinite lives. Amortization expense for the year ended February 2, 2008 was $129,091. There were no intangible assets, nor any amortization expense recorded as of, or for the year ended February 3, 2007:

	February 2, 2008
Amortizable Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Content customer relationships	308,000	(95,568)	$212,432	12 months
Retail customer relationships	81,000	(33,523)	47,477	9 months

Total amortized intangible assets	$389,000	$(129,091)	$259,909

The remaining $259,909 of net book value will be amortized in the year ended January 31, 2009.

Note 9—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Years Ended
	February 2, 2008	February 3, 2007
Accrued restructuring costs	$936,606	$—
Accrued affiliate fees	363,750	48,913
Gift card liability	295,729	231,499
Other accrued liabilities	568,759	1,581,285

	$2,164,844	$1,861,697

Note 10—Note and Capital Lease Payables

Debt outstanding was as follows:

	February 2, 2008	February 3, 2007
Amounts drawn on $25.0 million bank credit facility	$2,845,253	$—
Notes payable to related party on $50.0 million revolver	—	50,000,000
Notes payable to related party	—	3,000,000
Capital lease obligations	356,424	845,737

Total debt	$3,201,677	$53,845,737

Prior to the merger, eToys was indebted to certain entities in the D.E. Shaw group, which are affiliates of The Parent Company’s largest shareholder, in the amount of $67 million plus approximately $4.6 million in accrued interest payable. The debt was comprised of a $50 million Revolving Credit Agreement with D.E. Shaw eToys Acquisition Holdings, L.L.C., a $15 million revolving credit agreement with D.E. Shaw AQ-SP Series 2-01, L.L.C., and a loan of $2 million from D. E. Shaw AQ-SP Series 6-07, L.L.C. The debt and accrued interest were converted to 12,822,043 shares eToys Direct, Inc common stock immediately prior to the merger on October 12, 2007, then subsequently converted to 5,967,472 shares of The Parent Company common stock in the merger.

On June 29, 2007, The Parent Company entered into a $25.0 million bank credit facility with a third party, with a Revolving Maturity Date that is the earlier of June 29, 2010 and the date on which the Revolving Commitments are reduced to zero or otherwise terminated. Substantially all of The Parent Company’s assets have been pledged as collateral for the credit facility, including without limitation accounts receivables and intellectual property. The Credit Facility interest rate is based upon the Prime Rate (6% at February 2, 2008) or LIBOR (3.14% at February 2, 2008) plus 200 basis points. As of February 2, 2008, we had $2,845,253 outstanding on this credit facility.

In December 2007, we became aware that it had not met certain minimum EBITDA thresholds that were required to remain in compliance with covenants stipulated in our revolving credit agreement. The minimum EBITDA threshold was triggered by our credit availability falling below 15% of our gross availability as specified in the agreement. On December 14, 2007, our lender waived our failure to comply with certain minimum EBITDA thresholds for the four and five months ending October 31, 2007 and November 30, 2007. In consideration of the lender’s waiver, we agreed that it would not allow our available credit line to fall below 25% of our gross availability until February 29, 2008. Beginning March 1, 2008, the availability limit was reduced from 25% to 15%.

In February 2008, we and our lender entered into a Second Amendment to Amended and Restated Credit Agreement, which amends the Amended and Restated Credit Agreement dated as of October 12, 2007, as amended among the parties. The Amendment (i) modifies certain financial covenants set forth in the Credit Agreement, (ii) provides for a limited guaranty by D. E. Shaw Laminar Lending, Inc. of a portion of the Borrowers’ obligations under the Credit Agreement, to the extent provided in the Guaranty, and a related pledge in favor of the administrative agent of a deposit account of Laminar as security for its obligations under the Guaranty, and (iii) includes in the Borrowers’ borrowing base under the Credit Agreement the cash from time to time on deposit in the Pledged Account. Laminar is an affiliate of D. E. Shaw Laminar Acquisition Holdings 3, L.L.C., which owns a majority of the outstanding common stock of The Parent Company.

In order to compensate Laminar for entering into the Guaranty and depositing cash into the Pledged Account, the Borrowers entered into a Compensation Agreement dated as of February 1, 2008, with Laminar. Pursuant to the Compensation Agreement, we agreed to pay Laminar a fee of $450,000, payable in four equal installments upon execution of the agreement and on each of May 1, 2008, July 1, 2008 and September 1, 2008, and to pay a fee, monthly in arrears, on the amounts deposited in the Pledged Account from time to time at a rate per annum equal to the LIBOR Rate then in effect, plus 6.50%. In addition, in the event Laminar is required to make a payment under the Guaranty, the Borrowers have agreed to pay Laminar interest on such amounts at a rate per annum equal to the LIBOR Rate then in effect, plus 8.50%.

As of February 2, 2008, we were in compliance with all of our debt covenants.

Note 11—Commitments and Contingencies

We lease office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases with expiration dates through July 2013 and renewal options ranging from two to ten years. Certain of our leases contain fixed, annual escalation clauses that are included in the table below. Rental expense totaled $2.5 million and $2.2 million for the years ended February 2, 2008 and February 3, 2007, respectively.

As of February 2, 2008, future annual, minimum rental payments under noncancelable operating lease agreements and the aggregate payments of the principal portion and interest of noncancelable capital leases are as follows for the fiscal years:

	Operating leases	Capital leases
2008	$2,838,249	$341,465
2009	3,066,212	14,959
2010	1,524,092
2011	1,120,683
2012	176,723
Thereafter	89,667

Total	$8,815,627	$356,424

Sales and Use Tax

We have sales and use tax nexuses in Colorado, Massachusetts, and Virginia, the three states in which we maintain a physical presence. We remit sales and use taxes to the appropriate taxing authorities on sales of products shipped to customers in those states. Our policy for sales and use tax activities is based on interpretation of decisions of the U.S. Supreme Court that restrict a state’s ability to impose sales and use tax collection and remittance obligations to those retailers that have a physical presence in, or substantial nexus with, the state. Each state and local taxing authority has its own interpretation of these U.S. Supreme Court decisions, and the interpretations have not always been consistent. Accordingly, although we believe that these U.S. Supreme Court decisions currently restrict state and local taxing authorities outside of Colorado, Massachusetts, and Virginia from requiring it to collect and remit sales and use taxes from customers located within their jurisdictions, taxing authorities could disagree with our interpretation of these decisions.

Legal Proceedings

From time to time, we may be subject to contingencies resulting from legal proceedings and claims in the ordinary course of business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our financial position or results of operations.

Note 12—Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109). Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

As a result of our history of operating losses, there is no provision for income taxes. The following is a reconciliation of the statutory federal income tax rate to our effective income tax rate for the years ended February 2, 2008 and February 3, 2007:

	Fiscal 2007	Fiscal 2006
Federal taxes at statutory rate	35.00%	35.00%
State taxes, net of federal benefit	4.48%	4.49%
Permanent items	-0.18%	-0.08%
Valuation allowance	-39.30%	-39.41%

Effective income tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	2007	2006
Deferred tax assets:
Deferred rents	$46,142	$28,325
Inventory capitalization	669,962	1,206,396
Intangible assets	4,797,330	893,294
Net operating losses	32,829,441	17,767,507
General business credits	19,793	19,793
Other	152,638	1,406

Gross deferred tax assets	$38,515,306	$19,916,721

Deferred tax liabilities:
Fixed assets	(531,048)	(521,246)

Gross deferred tax liabilities	$(531,048)	$(521,246)

Net deferred tax assets before valuation allowance	37,984,258	19,395,475
Valuation Allowance	(37,984,258)	(19,395,475)

Deferred Tax Assets (Liabilities), Net	$—	$—

At February 3, 2008 approximately $83.0 million of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2027. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. We have not performed such an analysis to determine the impact of these provisions on our net operating losses, though management believes the impact would be minimal, if any. A limitation under these provisions would reduce the amount of losses available to offset our future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our limited history and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is not more likely than not that we will realize the benefits of these deductible differences and therefore a full valuation allowance against the deferred tax assets has been established.

Note 13—Quarterly Results (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2007 and 2006. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends around January 31.

Unaudited quarterly results were as follows (in thousands, except per share data):

	Year Ended February 2, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$75,989	$16,197	$6,991	$7,277
Gross profit	22,625	5,615	1,701	2,137
Income (loss) from continuing operations before income taxes	310	(5,628)	(6,731)	(5,395)
Net income (loss)	$310	$(5,628)	$(7,094)	$(6,678)

Basic earnings per share
Income (loss) from continuing operations	$0.01	$(0.65)	$(1.62)	$(1.31)
Discontinued operations	—	—	(0.08)	(0.30)

Net income (loss)	$0.01	$(0.65)	$(1.70)	$(1.61)

Diluted earnings per share
Income (loss) from continuing operations	$0.01	$(0.65)	$(1.62)	$(1.31)
Discontinued operations	—	—	(0.08)	(0.30)

Net income (loss)	$0.01	$(0.65)	$(1.70)	$(1.61)

Shares used in computation of earnings per share
Basic	24,208,887	8,873,967	4,293,373	4,293,373
Diluted	24,415,952	8,873,967	4,293,373	4,293,373

Preferred dividend		183	233	226

	Year Ended February 3, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$85,648	$16,485	$7,167	$7,243
Gross profit	27,969	5,605	1,973	2,081
Income (loss) from continuing operations before income taxes	3,183	(5,050)	(4,848)	(4,769)
Net income (loss)	$(1,614)	$(5,965)	$(6,989)	$(6,277)

Basic earnings per share
Income (loss) from continuing operations	$0.69	$(1.23)	$(1.18)	$(1.16)
Discontinued operations	(1.12)	(0.21)	(0.50)	(0.35)

Net income (loss)	$(0.43)	$(1.44)	$(1.68)	$(1.51)

Diluted earnings per share
Income (loss) from continuing operations	$0.32	$(1.23)	$(1.18)	$(1.16)
Discontinued operations	(0.49)	(0.21)	(0.50)	(0.35)

Net income (loss)	$(0.16)	$(1.44)	$(1.68)	$(1.51)

Shares used in computation of earnings per share
Basic	4,293,373	4,293,373	4,293,373	4,293,373
Diluted	9,796,050	4,293,373	4,293,373	4,293,373

Preferred dividend	235	211	205	198

The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Note 14—DISCONTINUED OPERATIONS

In July of 2006, our Board approved a plan to sell the wholesale gift business, Silvestri. On July 11, 2006, we engaged an outside firm to market and sell our Silvestri gift business.

On January 31, 2007, we sold the majority of the Silvestri assets to a third party and recorded a loss of $1,128,160. As of the purchase date, we retained accounts receivables of $1,577,000, net of reserves, and inventory of $410,000, net of reserves.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the Silvestri business are reported as discontinued operations. The Silvestri operating results are summarized as follows:

	Years Ended
	February 2, 2008	February 3, 2007
Net sales	$29,052	$11,236,984

Gross profit	$(174,597)	$3,819,954
Operating expenses	953,796	10,068,328
Interest expense	518,259	1,490,423
Impairment	—	493,366
Loss on disposal of business	—	1,128,160

Net loss from discontinued operations	$(1,646,652)	$(9,360,323)

Accounts receivable	$—	$1,577,260
Inventory, net	—	410,008
Prepaid expenses	—	117,320
PP&E, net	—	—

Assets of discontinued operations	$—	$2,104,588

Accounts payable and accrued liabilities	$—	$152,181

Liabilities of discontinued operations	$—	$152,181

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Report. There have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting that have occurred during the period covered by this Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of The Parent Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this assessment, management determined that The Parent Company maintained effective internal control over financial reporting as of February 2, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers and Directors.” Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders, and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the 1934 Act is set forth in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference. To the extent permissible under Nasdaq rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof, on our investor relations website under the heading “Corporate Governance” at our http://investor.theparentcompany.com/governance.cfm website.

Item 11.	Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents Filed as a Part of This Report:

(1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007

Consolidated Statements of Operations for each of the two years ended February 2, 2008

Consolidated Statements of Cash Flows for each of the two years ended February 2, 2008

Consolidated Statements of Stockholders’ Equity for each of the two years ended February 2, 2008

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3) Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 1, 2008.

THE PARENT COMPANY
By:	/S/ MICHAEL J. WAGNER
Michael J. Wagner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 1, 2008.

Name	Position	Date

/s/ JOHN C. TEXTOR John C. Textor	Chairman of the Board	May 1, 2008

/s/ MICHAEL J. WAGNER Michael J. Wagner	Director, President and Chief Executive Officer	May 1, 2008

/s/ BARRY HOLLINGSWORTH Barry Hollingsworth	Vice President, Chief Financial Officer and Secretary	May 1, 2008

/s/ PAM ABRAMS Pam Abrams	Director	May 1, 2008

/s/ LAUREN KRUEGER Lauren Krueger	Director	May 1, 2008

/s/ FRANK ROSALES Frank Rosales	Director	May 1, 2008

/s/ JOHN SCHAEFER John Schaefer	Director	May 1, 2008

/s/ EDWARD ULBRICH Edward Ulbrich	Director	May 1, 2008

EXHIBIT INDEX

The attached exhibit index is incorporated by reference as the list of exhibits required as part of this annual report on Form 10-K.

No.	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 13, 2007, by and among eToys Direct, Inc., BabyUniverse, Inc. and Baby Acquisition Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 16, 2007).

2.2	First Amendment to Agreement and Plan of Merger among BabyUniverse, Inc., Baby Acquisition Sub, Inc. and eToys Direct, Inc. dated as of September 12, 2007 (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on September 17, 2007).

2.3	Second Amendment to Agreement and Plan of Merger among BabyUniverse, Inc., Baby Acquisition Sub, Inc. and eToys Direct, Inc., dated as of September 20, 2007 (incorporated herein by reference to Annex A to the proxy statement/prospectus forming a part of Amendment No. 3 to the Registration Statement on Form S-4 (Registration No. 333-143765) filed by the Registrant on September 28, 2007).

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit D to the Registrant’s Information Statement filed on December 19, 2007).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit D to the Registrant’s Information Statement filed on December 19, 2007).

10.1	Amended and Restated Credit Agreement, dated as of October 12, 2007, by and among eToys Direct, Inc., My Twinn, Inc., BabyUniverse, Inc., PoshTots, Inc., Dreamtime Baby, Inc., as co-borrowers, the guarantors party thereunder and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 18, 2007).

10.2	First Amendment to Amended and Restated Credit Agreement, dated as of January 8, 2008, among The Parent Company, BabyUniverse, Inc., eToys Direct, Inc., PoshTots, Inc., Dreamtime Baby, Inc. and My Twinn, Inc., as co-borrowers, the Guarantors party thereto and The CIT Group/Business Credit, Inc., as Administrative Agent, Collateral Agent and Lender thereunder.

10.3	Second Amendment to Amended and Restated Credit Agreement, dated as of February 1, 2008, among The Parent Company, BabyUniverse, Inc., eToys Direct, Inc., PoshTots, Inc., Dreamtime Baby, Inc. and My Twinn, Inc., as co-borrowers, the Guarantors party thereto and The CIT Group/Business Credit, Inc., as Administrative Agent, Collateral Agent and Lender thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2008).

10.4	Third Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2008, among The Parent Company, BabyUniverse, Inc., eToys Direct, Inc., PoshTots, Inc., Dreamtime Baby, Inc. and My Twinn, Inc., as co-borrowers, the Guarantors party thereto and The CIT Group/Business Credit, Inc., as Administrative Agent, Collateral Agent and Lender thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2008).

10.5	Compensation Agreement dated as of February 1, 2008, among The Parent Company, BabyUniverse, Inc., eToys Direct, Inc., PoshTots, Inc., Dreamtime Baby, Inc., My Twinn, Inc. and D. E. Shaw Laminar Lending, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2008).

10.6	Registration Rights Agreement, dated as of October 12, 2007, by and among BabyUniverse, Inc., D. E. Shaw Acquisition Holdings 3, L.L.C., Michael J. Wagner, John C. Textor, Wyndcrest BabyUniverse Holdings, LLC, Wyndcrest BabyUniverse Holdings II, LLC and Wyndcrest BabyUniverse Holdings III, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2007).

No.	Description of Document
10.7	2007 Long-Term Incentive Plan of the Registrant (incorporated by reference to Exhibit D to the Registrant’s Information Statement filed on December 19, 2007).*

10.8	Form of Option Agreement under the 2007 Long Term Incentive Plan of the Registrant.*

10.9	Form of Restricted Stock Agreement under the 2007 Long Term Incentive Plan of the Registrant.*

10.10	Form of Stock Incentive Plan adopted by eToys Direct, Inc. and assumed by the Registrant (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (Registration No. 333-143765) filed by the Registrant on November 2, 2007).*

10.11	Form of Option Agreement under the eToys Direct, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-143765) filed by the Registrant on November 2, 2007).*

10.12	BabyUniverse, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 333-124395) filed by the Registrant on April 28, 2005).*

10.13	Employment Agreement dated January 18, 2008 between the Registrant and Michael J. Wagner.*

10.14	Employment Agreement dated January 18, 2008 between the Registrant and Frederick Hurley.*

10.15	Employment Agreement dated January 18, 2008 between the Registrant and Christopher Cummings.*

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm .

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Management Contract or Compensatory Arrangement