Form 10-Q
period 2008-05-03
PARENT CO
filed 2008-06-17
CIK 1325118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

                                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of June 13, 2008, the registrant had 24,241,689 shares of common stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Parent Company and Subsidiaries

Consolidated Balance Sheets

	May 3, 2008 (Unaudited)	February 2, 2008
Assets
Cash and cash equivalents	$144,620	$206,589
Accounts receivable, net	1,464,971	2,162,992
Inventory	18,669,309	17,785,846
Prepaid expenses and other current assets	3,011,334	2,109,435

Total current assets	23,290,234	22,264,862
Fixed assets, net	4,718,636	4,979,361
Goodwill	63,869,975	63,869,975
Intangible assets, net of amortization	5,342,909	5,446,909
Other assets, net	437,625	441,643

Total assets	$97,659,379	$97,002,750

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$7,034,109	$15,334,449
Accrued expenses and other current liabilites	1,819,745	2,164,844
Revolving line of credit	18,495,075	2,845,253
Capital leases – current	207,354	341,465
Deferred rent	105,015	61,458
Deferred revenue	314,779	440,633

Total current liabilities	27,976,077	21,188,102
Non-current liabilities:
Lease payable- long-term	14,628	14,959

Total liabilities	27,990,705	21,203,061
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 24,241,689 and 24,239,665 shares issued and outstanding as of May 3, 2008 and February 2, 2008, respectively	24,242	24,240
Additional paid-in capital	144,280,975	144,031,413
Accumulated deficit	(74,636,543)	(68,255,964)

Total stockholders’ equity	69,668,674	75,799,689

Total liabilities and stockholders’ equity	$97,659,379	$97,002,750

See accompanying notes to consolidated financial statements.

The Parent Company and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
Net sales	$9,946,342	$7,277,430
Cost of sales	6,682,396	5,140,577

Gross profit	3,263,946	2,136,853
Operating expenses:
Fulfillment	2,018,702	1,808,386
Selling and marketing	2,374,900	1,454,182
General and adminstrative	4,618,452	2,687,279

Total operating expenses	9,012,054	5,949,847
Operating loss	(5,748,108)	(3,812,994)
Other income (expense), net	608	(1,955)
Interest expense, net	(633,079)	(1,579,683)

Loss from continuing operations before income taxes	(6,380,579)	(5,394,632)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	—	(1,283,065)

Net loss	$(6,380,579)	$(6,677,697)
Preferred stock dividends	—	(225,685)

Net loss attributable to common shareholders	$(6,380,579)	$(6,903,382)

Basic and diluted earnings per share
Loss from continuing operations attributable to common shareholders	$(0.26)	$(1.31)
Loss from discontinued operations	$—	$(0.30)

Net loss attributable to common shareholders	$(0.26)	$(1.61)

Shares used in computation of earnings per share
Basic and diluted	24,240,239	4,293,373

See accompanying notes to consolidated financial statements.

The Parent Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
Operating Activities
Loss from continuing operations	$(6,380,579)	(5,394,632)
Loss from discontinued operations	—	(1,283,065)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	528,969	309,637
Stock based compensation	246,668	10,027
Change in operating assets and liabilities:
Accounts receivable	698,021	670,555
Inventory	(883,463)	(511,070)
Prepaid expenses, other current assets, and other non-current assets	(897,882)	(85,661)
Accounts payable, accrued expenses, and other liabilities	(8,727,736)	(7,100,134)

Net cash used in operating activities from continuing operations	(15,416,002)	(12,101,278)
Operating cash provided by (used in) discontinued operations	—	158,748

Net cash used in operating activities	(15,416,002)	(11,942,530)
Investing Activities
Purchase of fixed assets	(164,243)	(367,864)

Net cash used in investing activities	(164,243)	(367,864)
Financing Activities
Proceeds from related-party note payable	—	11,000,000
Proceeds from revolving credit line	15,649,822	—
Exercise of stock options	2,896
Principal payments on capital lease	(134,442)	(121,400)

Net cash provided by financing activities	15,518,276	10,878,600
Beginning cash and cash equivalents	206,589	1,773,836
Increase in cash and cash equivalents from continuing operations	(61,969)	(1,431,794)

Ending cash and cash equivalents	$144,620	$342,042

Cash paid for interest	633,079	1,579,683

See accompanying notes to consolidated financial statements.

The Parent Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Organization and Basis of Presentation

The Parent Company (together, “The Parent Company,” “we,” “our,” or “us”) is a leading commerce, content and new media company for growing families. Through our websites, eToys.com and KBtoys.com (which we operate under a licensing agreement with KB Holdings, LLC), we are a leading online retailer of toys, baby products, video games, electronics, party goods, movies and videos. Through our proprietary My Twinn doll business, we sell our highly distinctive My Twinn personalized dolls created by our in-house artisans to resemble a customer’s child. We have established strategic retail relationships with the online stores of major national retailers, such as Amazon, Buy.com, Kmart, Macys, QVC and Sears. Through the BabyUniverse, Dreamtime Baby and Posh Tots websites, we are a leading online retailer of brand-name baby, toddler and maternity products. Our three eContent sites include BabyTV.com, PoshCravings.com and ePregnancy.com, all of which provide content and social networking applications targeted to mothers and expectant mothers.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 3, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended February 2, 2008 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2008.

As of May 3, 2008, our principal source of liquidity was a $25 million revolving credit line. We are currently evaluating proposals we have received to raise certain additional debt and/or equity financing that we believe we need to enable us to fund our operating expenses and capital expenditures and enhance our strategic initiatives for the next twelve months. However, there can be no assurance that such financing will be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. If we are unable to consummate a transaction with the parties from which we have received these proposals, or are otherwise unable to raise the needed capital, we may pursue other alternatives, including sales of non-core assets or review of certain of our operations.

Note 2 — Merger

On October 12, 2007, BabyUniverse, Inc. completed a merger with eToys Direct, Inc. pursuant to which Baby Acquisition Sub, Inc., or Merger Sub, which was a wholly-owned direct subsidiary of BabyUniverse, merged with and into eToys Direct, with eToys Direct thereupon becoming a wholly-owned direct subsidiary of BabyUniverse and the surviving corporation in the merger. Because eToys Direct was deemed to be the acquiring company for accounting purposes, the merger transaction with BabyUniverse was accounted for as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States.

Pro Forma Disclosures Related to Merger

The following pro forma condensed combined statements of operations are presented as if the merger had been consummated at the beginning of each period presented in the financial statements. The pro forma presentation is based on the actual results of eToys Direct and BabyUniverse for the three months ended May 2, 2008 and May 5, 2007, respectively. Certain reclassifications have been made to the historical presentation of eToys Direct and BabyUniverse in order to conform to the presentation used in the Unaudited Pro Forma Condensed Combined Statement of Operations. These adjustments had no impact on the historical losses from continuing operations. These reclassifications include the additional expense for estimated intangible amortization of intangible assets related to the merger, the reversal of amortization of intangible assets not related to the merger, reversal of certain interest expense related to debt that was converted to equity, and the elimination of a discontinued operation of eToys Direct, which was sold to a third party in January, 2007. The following pro forma financial information is not necessarily indicative of the results of operations that would have occurred had eToys Direct and BabyUniverse constituted a single entity during such periods, nor is it necessarily indicative of future operating results.

Pro Forma Condensed Combined Statements of Operations

(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
Net sales	$9,946,342	$15,281,354
Gross profit	3,263,946	4,311,443
Net loss attributable to common shareholders	$(6,380,579)	$(5,615,471)
Net loss per share	$(0.26)	$(0.23)
Weighted average shares outstanding	24,240,239	24,180,943

Note 3 — Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates and requires disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, including interim periods within those fiscal years. The provisions of SFAS 157 are applicable to recurring and nonrecurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. We adopted the provisions of SFAS 157 during the three months ended May 3, 2008, and at that time determined no transition adjustment was required.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Asset and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We implemented SFAS 159 on February 3, 2008, and at that time did not elect the fair value option for any of our financial instruments or other items within the scope of SFAS 159.

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

Note 4 — Stock-Based Compensation

We apply the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the three months ended May 3, 2008 and May 5, 2007, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period which is equivalent to the requisite service period. The weighted-average fair value of options granted was $3.08 for the three months ended May 3, 2008. No options were granted during the three months ended May 5, 2007. The following table illustrates the weighted-average assumptions:

Three Months Ended May 3, 2008
Expected dividend rate	0.0%
Expected volatility	59.8%
Expected term (in years)	1-3
Risk-free interest rate	4.2% - 4.8%
Weighted average fair value	$3.08

Expected volatilities are based on historical volatility of our common stock over a period generally commensurate with the expected term of the option. The risk-free rate for stock options granted during the period is determined by using the U.S. Treasury rate for the nearest period that coincides with the expected term. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on a combination of historical data and a study of the expected term of options in our peer group.

As of May 3, 2008, there was $3.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.8 years.

The following tables illustrate options outstanding under all plans as of May 3, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance February 2, 2008	371,370	3.39
Options Granted	130,000	5.36
Options Cancelled	(13,375)	4.40
Options Expired	(20,000)	8.10
Options Exercised	(2,024)	1.44

Balance May 3, 2008	465,971	$3.72	7.4	$257,164

Eligible for exercise at May 3, 2008	291,929	$3.07	6.7	$222,836

	Outstanding			Exercisable
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
Exercise Prices
$1.08 - $1.55	236,659	$1.41	7.8	200,637	$1.39
$5.36 - $6.84	189,312	5.68	8.2	64,624	6.23
$8.10 - $9.86	40,000	8.10	0.8	26,668	8.10

	465,971	$3.72	7.4	291,929	$3.07

On February 4, 2008, we issued 130,000 stock options and 615,020 shares of restricted stock to our management. The employee stock options vest over 3 years. The shares of restricted stock vest over 4 years and are amortized to match the vesting period. We recognized $0.2 million of non-cash restricted stock amortization expense and $50,000 of compensation expense related to stock options outstanding during the three months ended May 3, 2008.

Warrants

We currently have 42,415 currently exercisable warrants outstanding to purchase the same number of our common stock shares.

Note 5 – Intangible Assets

Amortizable intangible assets are amortized over the period of expected benefit ranging from one to two years, unless they were determined to have indefinite lives. We review for the impairment of long-lived assets and certain identifiable intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Identifiable intangible assets with indefinite lives are evaluated for impairment annually in the fourth quarter and on an interim basis if changes in circumstances between annual tests indicate the asset might be impaired in accordance with SFAS No. 142, Goodwill and Intangible Assets.

The following table sets forth the components of intangible assets as of May 3, 2008. In addition to the amortizable intangible assets listed below, we identified $5.2 million in trademarks and trade names related to the merger that have indefinite lives. Amortization expense for the three months ended May 3, 2008 was $104,000. There were no intangible assets, nor any amortization expense recorded for the three month period ended May 5, 2007. The remaining $155,909 of net book value of intangible assets will be amortized in the current fiscal year.

	February 2, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Amortizable Intangible Assets
Content customer relationships	308,000	(95,568)	$212,432	8 months
Retail customer relationships	81,000	(33,523)	$47,477	5 months

Total amortized intangible assets	$389,000	$(129,091)	$259,909

	May 3, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Amortizable Intangible Assets
Content customer relationships	308,000	(172,568)	$135,432	5 months
Retail customer relationships	81,000	(60,523)	20,477	2 months

Total amortized intangible assets	$389,000	$(233,091)	$155,909

Note 6 – Note and Capital Lease Payables

Debt outstanding at May 3, 2008 and February 2, 2008 was as follows:

	May 3, 2008	February 2, 2008
Amounts drawn on $25.0 million bank credit facility	18,495,075	2,845,253
Capital lease obligations	221,982	356,424

Total debt	$18,717,057	$3,201,677

On June 29, 2007, The Parent Company entered into a $25.0 million bank credit facility with a third party, with a revolving maturity date that is the earlier of June 29, 2010 and the date on which the Revolving Commitments are reduced to zero or otherwise terminated. Substantially all of The Parent Company’s assets have been pledged as collateral for the credit facility, including without limitation accounts receivables and intellectual property. The credit facility interest rate is based upon the Prime Rate (5.0% at May 3, 2008) or LIBOR (2.7% at May 3, 2008) plus 200 basis points.

In December 2007, we did not meet certain minimum EBITDA thresholds that were required to remain in compliance with covenants stipulated in our credit facility. The minimum EBITDA threshold was triggered by our credit availability falling below 15% of our gross availability. On December 14, 2007, our lender waived our failure to comply with certain minimum EBITDA thresholds for the four and five months ending October 31, 2007 and November 30, 2007. In consideration of the lender’s waiver, we agreed that it would not allow our available credit line to fall below 25% of our gross availability until February 29, 2008. Beginning March 1, 2008, the availability limit was reduced from 25% to 15%.

In February 2008, we and our lender entered into a Second Amendment to Amended and Restated Credit Agreement, which amends the Amended and Restated Credit Agreement dated as of October 12, 2007, as amended among the parties. The amendment (i) modifies certain financial covenants set forth in the Credit Agreement, (ii) provides for a limited guaranty by D. E. Shaw Laminar Lending, Inc. (“Laminar”) of a portion of our obligations under the Credit Agreement, and a related pledge in favor of the administrative agent of a deposit account of Laminar as security for its obligations under the guaranty, and (iii) includes in our borrowing base under the Credit Agreement the cash from time to time on deposit in the pledged account. Laminar is an affiliate of D. E. Shaw Laminar Acquisition Holdings 3, L.L.C., which owns a majority of the outstanding common stock of The Parent Company.

In order to compensate Laminar for entering into the guaranty and depositing cash into the pledged account, we entered into a Compensation Agreement dated as of February 1, 2008, with Laminar. Pursuant to the Compensation Agreement, we agreed to pay Laminar a fee of $450,000, payable in four equal installments upon execution of the agreement and on each of May 1, 2008, July 1, 2008 and September 1, 2008, and to pay a fee, monthly in arrears, on the amounts deposited in the pledged account from time to time at a rate per annum equal to the greater of 3.5% or the LIBOR Rate then in effect, plus 6.50%. In addition, in the event Laminar is required to make a payment under the guaranty, the Borrowers have agreed to pay Laminar interest on such amounts at a rate per annum equal to the greater of 3.5% or the LIBOR Rate then in effect, plus 8.50%. The 30-day LIBOR rate at May 3, 2008 was 2.88%.

We incurred $437,500 in interest and fees to Laminar during the three months ended May 3, 2008.

As of May 3, 2008, $18,495,075 was outstanding on our credit facility, which included $15 million of cash on deposit in the pledged account from D.E. Shaw Laminar Lending, Inc.

As of May 3, 2008, we were in compliance with all of our debt covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. You are advised to consult further disclosures we may make on related subjects in our future filings with the SEC. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include the following:

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. In evaluating these statements, you should specifically consider various factors including the risks outlined in the Risk Factors section referenced in Item 1A of Part I of this Form 10-Q These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview of Company

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

Our fiscal reporting year ends on the first Saturday on or after January 31st. Our fiscal reporting quarter ends on the first Saturday on or after the end of the last month of the fiscal quarter. We use rounding in our financial presentations and as a result, for presentation purposes certain sums may not mathematically calculate. Certain amounts in prior periods have been reclassified to conform to the current period presentation.

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Three Months Ended
	May 3, 2008		May 5, 2007		Change
	Dollars	%	Dollars	%	Dollars	%
Net sales	$9,946,342	100.0%	$7,277,430	100.0%	$2,668,912	36.7%
Cost of sales	6,682,396	67.2%	5,140,577	70.6%	1,541,819	30.0%

Gross profit	3,263,946	32.8%	2,136,853	29.4%	1,127,093	52.7%
Operating expenses:
Fulfillment	2,018,702	20.3%	1,808,386	24.8%	210,316	11.6%
Selling and marketing	2,374,900	23.9%	1,454,182	20.0%	920,718	63.3%
General and adminstrative	4,618,452	46.4%	2,687,279	36.9%	1,931,173	71.9%

Total operating expenses	9,012,054	90.6%	5,949,847	81.8%	3,062,207	51.5%
Operating loss	(5,748,108)	-57.8%	(3,812,994)	-52.4%	(1,935,114)	50.8%
Other expense, net	608	0.0%	(1,955)	0.0%	2,563	-131.1%
Interest expense, net	(633,079)	-6.4%	(1,579,683)	-21.7%	946,604	-59.9%

Loss from continuing operations before income taxes	(6,380,579)	-64.2%	(5,394,632)	-74.1%	(985,947)	18.3%
Income tax benefit	—	0.0%	—	0.0%	—	0.0%
(Loss) from discontinued operations, net of tax	—	0.0%	(1,283,065)	-17.6%	1,283,065	-100.0%

Net loss	$(6,380,579)	-64.1%	$(6,677,697)	-91.8%	$297,118	-4.4%

Comparison of Quarter Ended May 3, 2008 to Quarter Ended May 5, 2007

Net Sales

Net sales consist of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for order delivery. Our gift-wrap revenue consists of amounts we charge our customers for gift-wrapping products.

Net sales for our first quarter ended May 3, 2008 increased $2.7 million to $9.9 million from $7.3 million in the comparable quarter of the prior year. Changes in net sales from period to period are primarily attributable to the timing of catalog distributions, the level and effectiveness of our advertising and commission spending which is impacted by competition for key internet search words, as well as factors such as changes in our sales conversion rates and expanded product offerings. Changes to net sales are a reflection primarily of changes in the volume of products shipped and the mix of products sold, rather than price changes or the introduction of new products. The $2.7 million increase was primarily attributable to $4.5 million in sales from product lines acquired in the merger with the former BabyUniverse business included in the first quarter ended May 3, 2008, compared to no sales in the comparable quarter of the prior year, partially offset by a decline in sales in our toy channels.

Cost of Sales

Cost of sales include the cost of products sold, the related inbound freight costs for these products, as well as outbound shipping and handling costs incurred by us and provisions for inventory shortages.

Cost of sales were $6.7 million and $5.1 million for fiscal first quarter ended May 3, 2008 and May 5, 2007, respectively, representing 67.2% and 70.6% of net sales, respectively. The 30.0% increase in cost of sales during this period was mainly attributable to the 36.7% increase in net revenues.

Gross profit

Gross profit was $3.3 million in the first quarter ended May 3, 2008, as compared to $2.1 million in the quarter ended May 5, 2007, respectively. Gross margin as a percentage of total revenues increased to 32.8% in the first quarter from 29.4% in the comparable quarter last year. The increase in gross margins was primarily attributed to changes in product mix as sales of clearance items declined from the prior year.

Operating Expenses

Fulfillment expenses

Fulfillment costs consist of personnel, occupancy, and other costs associated with our Blairs and Ringgold, Virginia fulfillment centers, personnel and other costs associated with our logistical support and vendor operations departments, and third-party warehouse and fulfillment services costs.

Fulfillment expenses increased to $2.0 million in the first quarter ended May 3, 2008 from $1.8 million in the comparable quarter last year. During the three months ended May 5, 2007, our discontinued operation was allocated $0.6 million of fixed fulfillment cost that were not allocated in the three months ended May 3, 2008, since the business was sold at the beginning of fiscal 2007. This was partially offset by improvements in the physical configuration of our warehouse facility, which resulted in reduced operating expenses.

Selling and Marketing expenses

Sales and marketing expenses consist of customer service costs, credit card fees, royalty expenses, net advertising, catalog marketing costs and promotional expenses incurred by us on behalf of our partners’ eCommerce businesses, and payroll related to our buying, business management, and marketing functions.

Selling and marketing expenses increased to $2.4 million in the first quarter ended May 3, 2008 from $1.5 million in the comparable quarter last year, due primarily to $1.0 million in selling and marketing costs related to the acquired baby business that were not incurred in the prior year.

General and Administrative expenses

General and administrative expenses consist of wages and benefits for of our employees, except for fulfillment and customer sales and service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.

General and administrative expenses increased to $4.6 million in the first quarter ended May 3, 2008 from $2.7 million in the comparable quarter last year, due primarily to additional general and administrative costs associated with the acquired baby business, and public company costs such as legal, audit, additional D&O insurance, and Sarbanes Oxley costs that we did not have in the prior year.

Other Income and Expenses

Interest expense. Interest expense was $0.6 million for the three month periods ended May 3, 2008, compared to $1.6 million the three month periods ended May 5, 2007. The decline was due to a lower average debt level in the first quarter of fiscal 2008 compared to the prior year.

Income taxes. There was no provision for income taxes for the quarters ended May 3, 2008, and May 5, 2007, respectively. We had net operating loss carry forwards of approximately $83.0 million at February 2, 2008, which will expire in various years through 2025. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

Loss from discontinued operations. In July of 2006, our board of directors approved a plan to sell our wholesale gift business. On January 31, 2007, we sold the majority of the assets of the business consisting of inventory, pre-paid assets, and intellectual property. Additionally, the acquirer also assumed the certain leases related to the business. As of the end of the first quarter of 2007 we no longer had any material assets or liabilities associated with the discontinued operations.

Liquidity and Capital Resources

Net cash used by operating activities totaled $15.4 million for the three month period ended May 3, 2008. During the period, our net loss was $6.4 million. Depreciation and amortization was $0.5 million. Stock-based compensation expense was $0.2 million. Cash provided by decreases in accounts receivable was $0.7 million. Cash used by increases in inventory and prepaid expenses was $1.8 million. Cash used by decreases in accounts payable, accrued expenses and other liabilities were $8.7 million. Net cash used by operating activities from continuing operations totaled $12.1 million for the three month period ended May 5, 2007. During the period, our net loss from continuing operations was $5.4 million. Depreciation and amortization was $0.3 million. Cash provided by decreases in accounts receivable was $0.7 million. Cash used for increases in inventory and prepaid expenses was $0.6 million. Cash used for decreases in accounts payable, accrued expenses and other liabilities were $7.1 million. Net cash provided by discontinued operations totaled $0.2 million for the three month period ended May 5, 2007.

Net cash used by investing activities was $0.2 million for the three month period ended May 3, 2008, consisting of $0.2 million in capital expenditures. Net cash used by investing activities was $0.4 million for the three month period ended May 5, 2007 consisting of $0.4 million in capital expenditures.

Net cash provided by financing activities was $15.5 million for the three month period ended May 3, 2008. Cash provided by a revolving credit line was $15.6 million. Cash used for payments on capital leases were $0.1 million. Net cash provided by financing activities was $10.9 million for the three month period ended May 5, 2007. Cash provided by a note payable to a related party was $11.0 million. Cash used for payments on capital leases was $0.1 million.

As of May 3, 2008, our principal source of liquidity was a $25 million revolving credit line. We are currently evaluating proposals we have received to raise certain additional debt and/or equity financing that we believe we need to enable us to fund our operating expenses and capital expenditures and enhance our strategic initiatives for the next twelve months. However, there can be no assurance that such financing will be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. If we are unable to consummate a transaction with the parties from which we have received these proposals, or are otherwise unable to raise the needed capital, we may pursue other alternatives, including sales of non-core assets or review of certain of our operations.

Contractual Obligations

Our long-term commitments have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008.

Off-Balance Sheet Arrangements

We do not have or engage in any significant off-balance sheet arrangements.

Impact of Inflation

The effect of inflation and changing prices on our operations was not significant during the periods presented.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of May 3, 2008 was held in an overnight sweep account.

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

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within The Parent Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

For information regarding risk factors, please refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

No.	Description of Document

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Parent Company
Registrant

Date: June 17, 2008	/s/ Barry Hollingsworth
Barry Hollingsworth
Chief Financial Officer