Form 10-Q
period 2008-08-02
PARENT CO
filed 2008-09-16
CIK 1325118

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Yes  ☐    No  ☒

As of September 15, 2008, the registrant had 24,262,037 shares of common stock outstanding.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The Parent Company and Subsidiaries

Consolidated Balance Sheets

	August 2, 2008	February 2, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$167,108	$206,589
Accounts receivable, net	1,158,903	2,162,992
Inventory	17,125,135	17,785,846
Prepaid expenses and other current assets	2,942,831	2,109,435

Total current assets	21,393,977	22,264,862
Fixed assets, net	4,518,265	4,979,361
Goodwill	63,869,975	63,869,975
Intangible assets, net of amortization	5,245,431	5,446,909
Other assets, net	554,437	441,643

Total assets	$95,582,085	$97,002,750

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$3,102,681	$15,334,449
Accrued expenses and other current liabilities	1,501,447	2,164,844
Revolving line of credit	17,895,272	2,845,253
Capital leases – current	4,239	341,465
Deferred rent	247,043	61,458
Deferred revenue	400,787	440,633

Total current liabilities	23,151,469	21,188,102
Non-current liabilities:
Note payable to related party, net of discount of $3,091,217	6,908,783	—
Lease payable- long-term	12,804	14,959

Total liabilities	30,073,056	21,203,061
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 24,246,136 and 24,239,665 shares issued and outstanding as of August 2, 2008 and February 2, 2008, respectively	24,246	24,240
Additional paid-in capital	147,705,107	144,031,413
Accumulated deficit	(82,220,324)	(68,255,964)

Total stockholders’ equity	65,509,029	75,799,689

Total liabilities and stockholders’ equity	$95,582,085	$97,002,750

See accompanying notes to consolidated financial statements.

The Parent Company and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$9,887,258	$6,990,603	$19,833,600	$14,268,033
Cost of sales	7,487,848	5,289,434	14,156,411	10,430,011

Gross profit	2,399,410	1,701,169	5,677,189	3,838,022
Operating expenses:
Fulfillment	2,135,928	2,057,593	4,168,464	3,865,979
Selling and marketing	2,684,523	1,301,403	5,059,423	2,755,585
General and administrative	4,086,409	2,906,345	8,704,862	5,593,624

Total operating expenses	8,906,860	6,265,341	17,932,749	12,215,188
Operating loss	(6,507,450)	(4,564,172)	(12,255,560)	(8,377,166)
Other income (expense), net	—	(11,461)	608	(13,416)
Interest expense, net	(1,076,324)	(2,156,203)	(1,709,403)	(3,735,886)

Loss from continuing operations before income taxes	(7,583,774)	(6,731,836)	(13,964,356)	(12,126,468)
Income tax benefit	—	—	—	—
Loss from discontinued operations, net of tax	—	(363,587)	—	(1,646,652)

Net loss	$(7,583,774)	$(7,095,423)	$(13,964,356)	$(13,773,120)
Preferred stock dividends	—	(233,366)	—	(459,051)

Net loss attributable to common shareholders	$(7,583,774)	$(7,328,789)	$(13,964,356)	$(14,232,171)

Basic and diluted earnings per share
Loss from continuing operations attributable to common shareholders	$(0.31)	$(1.62)	$(0.58)	$(2.93)
Loss from discontinued operations	$—	$(0.09)	$—	$(0.38)

Net loss attributable to common shareholders	$(0.31)	$(1.71)	$(0.58)	$(3.31)

Shares used in computation of earnings per share
Basic and diluted	24,244,902	4,293,373	24,242,283	4,293,373

See accompanying notes to consolidated financial statements.

The Parent Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended -
	August 2, 2008	August 4, 2007
Operating Activities
Loss from continuing operations	$(13,964,356)	(12,126,468)
Loss from discontinued operations	—	(1,646,652)
Adjustments to reconcile net cash used in operating activities:
Depreciation and amortization	1,052,458	624,974
Amortization of debt discount	90,112	—
Stock based compensation	483,669	20,053
Change in operating assets and liabilities:
Accounts receivable	1,004,089	710,728
Inventory	660,711	(1,599,395)
Prepaid expenses, other current assets, and other non-current assets	(946,190)	(1,034,115)
Accounts payable, accrued expenses, and other liabilities	(12,749,426)	(4,474,477)

Net cash used in operating activities from continuing operations	(24,368,933)	(17,878,700)
Operating cash provided by (used in) discontinued operations	—	190,754

Net cash used in operating activities	(24,368,933)	(17,687,946)
Investing Activities
Purchase of fixed assets	(389,884)	(729,458)

Financing Activities
Proceeds from related-party note payable	10,000,000	14,000,000
Net proceeds from revolving credit line	15,050,019	3,054,703
Exercise of stock options	8,698	—
Principal payments on capital lease	(339,381)	(245,860)

Net cash provided by financing activities	24,719,336	16,808,843
Beginning cash and cash equivalents	206,589	1,773,836
Increase in cash and cash equivalents from continuing operations	(39,481)	(1,608,561)

Ending cash and cash equivalents	$167,108	$165,275

Cash paid for interest	986,212	1,869,486

See accompanying notes to consolidated financial statements.

The Parent Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Basis of Presentation

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and six- month period ended August 2, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended February 2, 2008 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2008.

As of August 2, 2008, our principal source of liquidity was a $25 million revolving credit line. In addition, we have a $25 million term loan facility with Laminar Direct, $10 million of which has been funded, and the remaining $15 million of which is subject to various conditions, including Laminar Direct’s consent. Assuming we obtain Laminar Direct’s funding of the remaining $15 million term loan, we believe these facilities are sufficient to enable us to fund our operating expenses and capital expenditures and enhance our strategic initiatives for the next twelve months. As we have no assurance of obtaining such additional funding from Laminar Direct, the company may, if necessary, look at other alternatives including but not limited to sale of equity or additional debt, sale of non-core assets or review of certain of our operations.

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

Pro Forma Disclosures Related to Merger

The following pro forma condensed combined statements of operations are presented as if the merger had been consummated at the beginning of each period presented in the financial statements. The pro forma presentation is based on the actual results of eToys Direct and BabyUniverse for the three and six months ended August 2, 2008 and August 4, 2007, respectively. Certain reclassifications have been made to the historical presentation of eToys Direct and BabyUniverse in order to conform to the presentation used in the Unaudited Pro Forma Condensed Combined Statement of Operations. These adjustments had no impact on the historical losses from continuing operations. These reclassifications include the additional expense for estimated intangible amortization of intangible assets related to the merger, the reversal of amortization of intangible assets not related to the merger, reversal of certain interest expense related to debt that was converted to equity, and the elimination of a discontinued operation of eToys Direct, which was sold to a third party in January, 2007. The following pro forma financial information is not necessarily indicative of the results of operations that would have occurred had eToys Direct and BabyUniverse constituted a single entity during such periods, nor is it necessarily indicative of future operating results.

Pro Forma Condensed Combined Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$9,887,258	$14,289,524	$19,833,600	$29,567,531
Gross profit	$2,399,410	$3,759,840	$5,677,189	$8,067,936
Net loss attributable to common shareholders	$(7,583,774)	$(6,473,437)	$(13,964,356)	$(12,404,493)
Net loss per share	$(0.31)	$(0.27)	$(0.58)	$(0.51)
Weighted average shares outstanding	24,244,902	24,180,943	24,242,283	24,180,943

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

In December 2007, FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Note 4 — Stock-Based Compensation

We apply the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), which requires the cost of share-based payments to be recognized as expense over the requisite service period. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of the actual expense recognized in the three and six months ended August 2, 2008 and August 4, 2007, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period which is equivalent to the requisite service period. The weighted-average fair value of options granted was $3.08 for the three and six months ended August 2, 2008. No options were granted during the three or six months ended August 4, 2007. The following table illustrates the weighted-average assumptions for the options granted in 2008.

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

As of August 2, 2008, there was $0.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.5 years.

The following tables illustrate options outstanding under all plans as of August 2, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance February 2, 2008	371,370	3.39
Options Granted	130,000	5.36
Options Cancelled	(32,017)	2.67
Options Expired	(20,000)	8.10
Options Exercised	(6,471)	1.35

Balance August 2, 2008	442,882	$3.84	7.1	$231,448

Eligible for exercise at August 2, 2008	284,020	$3.21	6.3	$207,194

	Outstanding			Exercisable
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
Exercise Prices
$1.08 - $1.55	213,571	$1.42	7.6	188,040	$1.40
$5.36 - $6.84	189,312	5.68	7.9	69,312	6.23
$8.10 - $9.86	40,000	8.10	0.5	26,668	8.10

	442,883	$3.84	7.1	284,020	$3.21

On February 4, 2008, we issued 130,000 stock options and 615,020 shares of restricted stock to our management. The employee stock options vest over 3 years. The shares of restricted stock vest over 4 years and are amortized to match the vesting period. We recognized $0.2 million and $0.5 million of non-cash stock-based compensation expense during the three and six months ended August 2, 2008, respectively. As of August 2, 2008, there was $2.7 million of total unrecognized compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 4 years.

Warrants

As part of our investment agreement dated July 10, 2008 with Laminar Direct Capital, L.L.C. (“Laminar Direct”) an affiliate of DE Shaw, Laminar Acquisition Holdings 3, L.L.C, which owns a majority of our common stock, we issued to Laminar Direct a common stock purchase warrant to purchase 2,970,009 shares of common stock at a price of $1.6453 per share, which expires on July 10, 2018 (See Note 6). Also on July 10, 2008, we issued a common stock purchase warrant to purchase 300,000 shares of common stock to John Textor, Chairman of The Parent Company, in connection with Mr. Textor’s personal guarantee of the collection of up to a cumulative maximum amount of $10,000,000 of our obligations under the investment agreement. Mr. Textor’s warrants include the right to purchase 150,000 shares of common stock at a price of $1.6453 per share, and the right purchase 150,000 shares of common stock at a price of $2.46795 per share. Mr. Textor’s warrants expire on July 10, 2018.

We currently have 3,312,424 currently exercisable warrants outstanding to purchase the same number of our common stock shares.

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

The following table sets forth the components of intangible assets as of August 2, 2008. In addition to the amortizable intangible assets listed below, we identified $5.2 million in trademarks and trade names related to the merger that have indefinite lives. Amortization expense for finite-lived intangible assets for the three and six months ended August 2, 2008 was $97,477, and $201,477, respectively. There were no intangible assets, nor any amortization expense recorded for the three and six months ended August 4, 2007. The remaining $58,432 of net book value of intangible assets will be amortized in the current fiscal year.

	February 2, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable Intangible Assets
Content customer relationships	308,000	(95,568)	$212,432
Retail customer relationships	81,000	(33,523)	$47,477

Total amortized intangible assets	$389,000	$(129,091)	$259,909

	August 2, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Amortizable Intangible Assets
Content customer relationships	308,000	(249,568)	$58,432	2 months
Retail customer relationships	81,000	(81,000)	—	NA

Total amortized intangible assets	$389,000	$(330,568)	$58,432

Note 6 – Note and Capital Lease Payables

Debt outstanding at August 2, 2008 and February 2, 2008 was as follows:

	August 2, 2008	February 2, 2008
Amounts drawn on $25.0 million bank credit facility	17,895,272	2,845,253
Note due to Related Party net of $3,091,217 and $0 discounts, respectively	6,908,783	—
Capital lease obligations	17,043	356,424

Total debt	$24,821,098	$3,201,677

On June 29, 2007, we entered into a $25.0 million bank credit facility with a third party, with a revolving maturity date that is the earlier of June 29, 2010 and the date on which the Revolving Commitments are reduced to zero or otherwise terminated (Credit Agreement). Substantially all of our assets have been pledged as collateral for the credit facility, including without limitation accounts receivables and intellectual property. The credit facility interest rate is based upon the Prime Rate (5.0% at August 2, 2008) or LIBOR (2.46% at August 2, 2008) plus 200 basis points.

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

In February 2008, we and our lender entered into a Second Amendment to Amended and Restated Credit Agreement, which amends the Amended and Restated Credit Agreement dated as of October 12, 2007, as amended among the parties. The amendment (i) modifies certain financial covenants set forth in the Credit Agreement, (ii) provides for a limited guaranty by D. E. Shaw Laminar Lending, Inc. (“Laminar Lending”) of a portion of our obligations under the Credit Agreement, and a related pledge in favor of the administrative agent of a deposit account of Laminar Lending as security for its obligations under the guaranty, and (iii) includes in our borrowing base under the Credit Agreement the cash from time to time on deposit in the pledged account. Laminar Lending is an affiliate of D. E. Shaw Laminar Acquisition Holdings 3, L.L.C., which owns a majority of our outstanding common stock.

In order to compensate Laminar Lending for entering into the guaranty and depositing cash into the pledged account, we entered into a Compensation Agreement dated as of February 1, 2008, with Laminar Lending. Pursuant to the Compensation Agreement, we agreed to pay Laminar Lending a fee of $450,000, payable in four equal installments upon execution of the agreement and on each of May 1, 2008, July 1, 2008 and September 1, 2008, and to pay a fee, monthly in arrears, on the amounts deposited in the pledged account from time to time at a rate per annum equal to the greater of 3.5% or the LIBOR Rate then in effect, plus 6.50%. In addition, in the event Laminar Lending is required to make a payment under the guaranty, the Borrowers have agreed to pay Laminar Lending interest on such amounts at a rate per annum equal to the greater of 3.5% or the LIBOR Rate then in effect, plus 8.50%. The 30-day LIBOR rate at August 2, 2008 was 2.46%.

On July 10, 2008, we entered into an investment agreement with Laminar Direct, as a lender and as collateral agent, pursuant to which we issued to Laminar Direct a subordinated senior secured (second lien) term note, due December 27, 2010, in the original principal amount of $10,000,000. We agreed, subject to, and upon satisfaction or waiver of, certain conditions set forth in the investment agreement, to issue to Laminar Direct, for a purchase price of $15,000,000, additional subordinated senior secured (second lien) term notes, due December 27, 2010, in the aggregate original principal amount of $15,000,000. The $15,000,000 notes have not been issued. The notes bear interest at a monthly floating rate of one-month LIBOR (not to be less than 3.75% for these purposes) plus 12.0% per annum, are guaranteed on a joint and several basis by us and are secured by a second lien on substantially all of our assets. As a condition to the closing under the investment agreement dated July 10, 2008, John C. Textor, Chairman of our Board of Directors and a shareholder of the Company, entered into a guaranty agreement in favor of Laminar Direct, pursuant to which Mr. Textor personally guaranteed the full and prompt collection of our obligations under the investment agreement up to a cumulative maximum amount of $10,000,000. In addition, the Company issued warrants to Laminar and to John Textor, Chairman of The Parent Company, to purchase 3,270,009 shares of the Company’s common stock (see Note 4). The fair value of the warrants was determined to be $3.1 million and was recorded as a discount to the notes and is being amortized over the life of the notes on an effective interest rate basis. The warrants were valued using the Black-Scholes option pricing model, utilizing a risk-free rate of approximately 4.5%, expected life of ten years, and a volatility of 74.95%.

We incurred $0.6 million and $1.0 million in interest and fees to Laminar during the three and six months ended August 2, 2008, respectively.

As of August 2, 2008, we were in compliance with all of our debt covenants.

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

•	we intend to undertake acquisitions to expand our business, which may pose risks to our existing shareholders

•	we may not succeed in continuing to establish our various brands, which could prevent us from acquiring customers and increasing our revenues

•	we face significant competition

•	we rely exclusively on the sale of toys and child-related products, baby, toddler and maternity products and baby bedding and furniture for our revenues and demand for these products could decline

•	if we fail to successfully maintain or expand our fulfillment capabilities, we may not be able to increase our revenues

•	we rely on the services of our key personnel, any of whom would be difficult to replace

•	failure to adequately protect our intellectual property could damage our reputation and harm our business

•	if use of the internet for online commerce does not continue our business would be harmed

•	our revenues may be negatively affected if we are required to charge taxes on purchases

•	our failure to protect confidential information of our customers would harm our business

•	interruptions to our systems that impair customer access to our website would harm our business

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

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Three Months Ended
	August 2, 2008		August 4, 2007		Change
	Dollars	%	Dollars	%	Dollars	%
Net sales	$9,887,258	100.0%	$6,990,603	100.0%	$2,896,655	41.4%
Cost of sales	7,487,848	75.7%	5,289,434	75.7%	2,198,414	41.6%

Gross profit	2,399,410	24.3%	1,701,169	24.3%	698,241	41.0%
Operating expenses:
Fulfillment	2,135,928	21.6%	2,057,593	29.4%	78,335	3.8%
Selling and marketing	2,684,523	27.2%	1,301,403	18.6%	1,383,120	106.3%
General and administrative	4,086,409	41.3%	2,906,345	41.6%	1,180,064	40.6%

Total operating expenses	8,906,860	90.1%	6,265,341	89.6%	2,641,519	42.2%
Operating loss	(6,507,450)	-65.8%	(4,564,172)	-65.3%	(1,943,278)	42.6%
Other expense, net	—	0.0%	(11,461)	-0.2%	11,461	-100.0%
Interest expense, net	(1,076,324)	-10.9%	(2,156,203)	-30.8%	1,079,879	-50.1%

Loss from continuing operations before income taxes	(7,583,774)	-76.7%	(6,731,836)	-96.3%	(851,938)	12.7%
Income tax benefit	—	0.0%	—	0.0%	—	0.0%
(Loss) from discontinued operations, net of tax	—	0.0%	(363,587)	-5.2%	363,587	-100.0%

Net loss	$(7,583,774)	-76.6%	$(7,095,423)	-101.5%	$(488,351)	6.9%

Comparison of Quarter Ended August 2, 2008 to Quarter Ended August 4, 2007

Net Sales

Net sales consist of product sales, shipping revenue and gift-wrap revenue. Revenues are recorded net of estimated returns, coupons redeemed by customers, and other discounts. Our shipping revenue represents the amounts we charge our customers for order delivery. Our gift-wrap revenue consists of amounts we charge our customers for gift-wrapping products.

Net sales for our second quarter ended August 2, 2008 increased $2.9 million to $9.9 million from $7.0 million in the comparable quarter of the prior year. The $2.9 million increase was primarily attributable to $4.1 million in sales from product lines acquired in the merger with the former BabyUniverse business included in the second quarter ended August 2, 2008, compared to no sales in the comparable quarter of the prior year, partially offset by a $1.2 million decline in sales in our toy channels.

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

Cost of sales were $7.5 million and $5.3 million for fiscal second quarter ended August 2, 2008 and August 4, 2007, respectively, representing 75.7% of net sales in both periods. The 41.6% increase in cost of sales during this period was mainly attributable to the 41.4% increase in net revenues as discussed above.

Gross profit

Gross profit was $2.4 million in the second quarter ended August 2, 2008, as compared to $1.7 million in the quarter ended August 4, 2007, respectively. Gross margin as a percentage of total revenues was 24.3% in the second quarter of fiscal 2008 and 2007.

Operating Expenses

Fulfillment expenses

Fulfillment costs consist of personnel, occupancy, and other costs associated with our Blairs and Ringgold, Virginia fulfillment centers, personnel and other costs associated with our logistical support and vendor operations departments, and third-party warehouse and fulfillment services costs.

Fulfillment expenses were $2.1 million in the quarters ended August 2, 2008 and August 4, 2007.

Selling and Marketing expenses

Sales and marketing expenses consist of customer service costs, credit card fees, royalty expenses, net advertising, catalog marketing costs and promotional expenses incurred by us on behalf of our partners’ eCommerce businesses, and payroll related to our buying, business management, and marketing functions.

Selling and marketing expenses increased to $2.7 million in the second quarter ended August 2, 2008 from $1.3 million in the comparable quarter of the prior year, due primarily to $0.9 million in selling and marketing costs related to the acquired baby business that were not incurred in the prior year, and $0.5 million of higher online marketing costs for toys.

General and Administrative expenses

General and administrative expenses consist of wages and benefits for of employees, except for fulfillment and customer sales and service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, other general corporate expenditures, and stock based compensation.

General and administrative expenses increased to $4.1 million in the second quarter ended August 2, 2008 from $2.9 million in the comparable quarter of the prior year, due primarily to additional general and administrative costs associated with the acquired baby business, and public company costs such as legal, audit, additional directors and officers insurance, Sarbanes Oxley costs, and stock-based compensation expense that we did not have in the prior year.

Other Income and Expenses

Interest expense. Interest expense was $1.1 million for the second quarter ended August 2, 2008, compared to $2.2 million the second quarter ended August 4, 2007. The decline was due to a lower average debt level in the second quarter of fiscal 2008 compared to the prior year.

Income taxes. There was no provision for income taxes for the quarters ended August 2, 2008, and August 4, 2007, respectively. We had net operating loss carry forwards of approximately $83.0 million at February 2, 2008, which will expire in various years through 2025. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

Loss from discontinued operations. In July of 2006, our board of directors approved a plan to sell our wholesale gift business. On January 31, 2007, we sold the majority of the assets of the business consisting of inventory, pre-paid assets, and intellectual property. Additionally, the acquirer also assumed the certain leases related to the business. As of the end of the first quarter of 2007, we no longer had any material assets or liabilities associated with the discontinued operations.

The following table presents our historical operating results for the periods indicated as a percentage of net sales:

	Six Months Ended
	August 2, 2008		August 4, 2007		Change
	Dollars	%	Dollars	%	Dollars	%
Net sales	$19,833,600	100.0%	$14,268,033	100.0%	$5,565,567	39.0%
Cost of sales	14,156,411	71.4%	10,430,011	73.1%	3,726,400	35.7%

Gross profit	5,677,189	28.6%	3,838,022	26.9%	1,839,167	47.9%
Operating expenses:
Fulfillment	4,168,464	21.0%	3,865,979	27.1%	302,485	7.8%
Selling and marketing	5,059,423	25.5%	2,755,585	19.3%	2,303,838	83.6%
General and administrative	8,704,862	43.9%	5,593,624	39.2%	3,111,238	55.6%

Total operating expenses	17,932,749	90.4%	12,215,188	85.6%	5,717,561	46.8%
Operating loss	(12,255,560)	-61.8%	(8,377,166)	-58.7%	(3,878,394)	46.3%
Other expense, net	608	0.0%	(13,416)	-0.1%	14,024	-104.5%
Interest expense, net	(1,709,403)	-8.6%	(3,735,886)	-26.2%	2,026,483	-54.2%

Loss from continuing operations before income taxes	(13,964,356)	-70.4%	(12,126,468)	-85.0%	(1,837,888)	15.2%
Income tax benefit	—	0.0%	—	0.0%	—	0.0%
(Loss) from discontinued operations, net of tax	—	0.0%	(1,646,652)	-11.5%	1,646,652	-100.0%
Net loss	$(13,964,356)	-70.3%	$(13,773,120)	-96.5%	$(191,236)	1.4%

Comparison of Six Months Ended August 2, 2008 to Six Months Ended August 4, 2007

Net Sales

Net sales for the six months ended August 2, 2008 increased $5.6 million to $19.8 million from $14.3 million in the comparable six months of the prior year. The $5.6 million increase was primarily attributable to $8.6 million in sales from product lines acquired in the merger with the former BabyUniverse business included in the six months ended August 2, 2008, compared to no sales in the six months ended August 4, 2007, partially offset by a $3.0 million decline in sales in our toy channels.

Cost of Sales

Cost of sales include the cost of products sold, the related inbound freight costs for these products, as well as outbound shipping and handling costs incurred by us and provisions for inventory shortages.

Cost of sales were $14.2 million and $10.4 million for the six months ended August 2, 2008 and August 4, 2007, respectively, representing 71.4% and 73.1% of net sales, respectively. The 35.7% increase in cost of sales during this period was mainly attributable to the 39.0% increase in net revenues.

Gross profit

Gross profit was $5.7 million in the six months ended August 2, 2008, as compared to $3.8 million in the six months ended August 4, 2007, respectively. Gross margin as a percentage of total revenues increased to 28.6% in the six months ended August 2, 2008 from 26.9% in the six months ended August 4, 2007. The increase in gross margins was primarily attributed to changes in product mix as sales of clearance items in the first quarter declined from the prior year.

Operating Expenses

Fulfillment expenses

Fulfillment costs consist of personnel, occupancy, and other costs associated with our Blairs and Ringgold, Virginia fulfillment centers, personnel and other costs associated with our logistical support and vendor operations departments, and third-party warehouse and fulfillment services costs.

Fulfillment expenses increased to $4.2 million in the six months ended August 2, 2008 from $3.9 million in the six months ended August 4, 2007. During the six months ended August 4, 2007, our discontinued operation was allocated $0.3 million of fixed fulfillment cost that were not allocated in the six months ended August 2, 2008, since the business was sold at the beginning of fiscal 2007. This was partially offset by improvements in the physical configuration of our warehouse facility, which resulted in reduced operating expenses.

Selling and Marketing expenses

Sales and marketing expenses consist of customer service costs, credit card fees, royalty expenses, net advertising, catalog marketing costs and promotional expenses incurred by us on behalf of our partners’ eCommerce businesses, and payroll related to our buying, business management, and marketing functions.

Selling and marketing expenses increased to $5.1 million in the six months ended August 2, 2008 from $2.8 million in the six months ended August 4, 2007, due primarily to $1.7 million in selling and marketing costs related to the acquired baby business that were not incurred in the prior year, and $0.6 million of higher online marketing costs for toys.

General and Administrative expenses

General and administrative expenses consist of wages and benefits for of our employees, except for fulfillment and customer sales and service employees. These expenses also include costs incurred for computer and communications technology, rent and utilities for our headquarters, travel, depreciation, and other general corporate expenditures.

General and administrative expenses increased to $8.7 million in the six months ended August 2, 2008 from $5.6 million in the six months ended August 4, 2007, due primarily to additional general and administrative costs associated with the acquired baby business, and public company costs such as legal, audit, additional directors and officers insurance, Sarbanes Oxley costs, and stock-based compensation expense that we did not have in the prior year.

Other Income and Expenses

Interest expense. Interest expense was $1.7 million for the six month periods ended August 2, 2008, compared to $3.7 million the six month periods ended August 4, 2007. The decline was due to a lower average debt level in the six months ended August 2, 2008 compared to the six months ended August 4, 2007.

Income taxes. There was no provision for income taxes for the six months ended August 2, 2008, and August 4, 2007, respectively. We had net operating loss carry forwards of approximately $83.0 million at February 2, 2008, which will expire in various years through 2025. We recorded a valuation allowance which fully offset the deferred tax benefit of the net operating loss carry forwards.

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

Liquidity and Capital Resources

Net cash used by operating activities totaled $24.4 million for the six month period ended August 2, 2008. During the period, our net loss was $13.9 million. Depreciation and amortization expense was $1.1 million. Stock-based compensation expense was $0.5 million. Cash provided by decreases in accounts receivable was $1.0 million. Cash used by increases in inventory and prepaid expenses was $0.3 million. Cash used by decreases in accounts payable, accrued expenses and other liabilities were $12.7 million. Net cash used by operating activities from continuing operations totaled $17.9 million for the six month period ended August 4, 2007. During the period, our net loss from continuing operations was $12.1 million. Depreciation and amortization expense was $0.6 million. Cash provided by decreases in accounts receivable was $0.7 million. Cash used for increases in inventory and prepaid expenses was $2.6 million. Cash used for decreases in accounts payable, accrued expenses and other liabilities were $4.5 million. Net cash provided by discontinued operations totaled $0.2 million for the six month period ended August 4, 2007.

Net cash used by investing activities was $0.4 million for the six month period ended August 2, 2008, consisting of $0.4 million in capital expenditures. Net cash used by investing activities was $0.7 million for the six month period ended August 4, 2007 consisting of $0.7 million in capital expenditures.

Net cash provided by financing activities was $24.7 million for the six month period ended August 2, 2008. Cash provided by a revolving credit line was $15.1 million. Cash provided by a note payable to a related party was $10 million. Cash used for payments on capital leases were $0.3 million. Net cash provided by financing activities was $16.8 million for the six month period ended August 4, 2007. Cash provided by a note payable to a related party was $14.0 million. Net cash provided by a revolving credit line was $3.1 million. Cash used for payments on capital leases was $0.2 million.

As of August 2, 2008, our principal source of liquidity was a $25 million revolving credit line. In addition, we have a $25 million term loan facility with Laminar Direct, $10 million of which has been funded, and the remaining $15 million of which is subject to various conditions, including Laminar Direct’s consent. Assuming we obtain Laminar Direct’s funding of the remaining $15 million term loan, we believe these facilities are sufficient to enable us to fund our operating expenses and capital expenditures and enhance our strategic initiatives for the next twelve months. As we have no assurance of obtaining such additional funding from Laminar Direct, the company may, if necessary, look at other alternatives including but not limited to sale of equity or additional debt, sale of non-core assets or review of certain of our operations.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of August 2, 2008 was held in an overnight sweep account.

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

On June 24, 2008, we held an annual meeting of our shareholders. The shareholders elected three Class I directors to serve until the annual meeting of shareholders to be held in 2011 or until their successors are duly elected and qualified. The results of this vote follow:

Pamela N. Abrams	For:	20,013,499	Withheld:	555
Frank Rosales	For:	20,013,399	Withheld:	655
John V. Schaefer	For:	20,013,599	Withheld:	455

In addition, our Class II directors, John C. Textor and Michael Wagner, whose terms expire in 2009, and our Class III directors, Lauren Kreuger and Edward Ulbrich, whose terms expire in 2010, continue to serve in office.

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

Date: September 16, 2008

/s/ Barry Hollingsworth
Barry Hollingsworth
Chief Financial Officer